Form 10-Q
period 2025-03-31
Brookfield Asset Management Ltd.
filed 2025-05-09
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 001-41563

BROOKFIELD ASSET MANAGEMENT LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1702516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Brookfield Place
250 Vesey Street, 15th Floor New York, NY 10281-0221	10281-0221
(Address of principal executive offices)	(Zip Code)
(212) 417-7000
(Registrant’s telephone number, including area code)
Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Limited Voting Shares	BAM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, the registrant had 1,612,543,247 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

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
We believe these factors include those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report” or “report”). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
CERTAIN TERMS USED IN THIS REPORT
In this report, “BAM” refers to Brookfield Asset Management Ltd. For periods prior to the closing date of the 2025 Arrangement, references to historical financial information of BAM refers to the historical financial statements of Brookfield Asset Management ULC as the "Predecessor" of BAM. The term “BN” means Brookfield Corporation and its subsidiaries (including the perpetual affiliates (as defined below)) other than the BAM and its subsidiaries and does not, for greater certainty, include BAM, BWS (as defined below) or Oaktree (as defined below) and their affiliates. The term “Brookfield” means BAM and BN, collectively.
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
•“2025 Arrangement” has the meaning ascribed thereto in “Part I—Item 1. Financial Statements”;
•“AEL” means American Equity Investment Life Holding Company;
•“AEL Mandate” means the May 2, 2024 acquisition of AEL by BWS through its subsidiary American National Group LLC. We manage AEL insurance capital under an investment management agreement with AEL operating companies;
•“Assets Under Management” or “AUM” has the meaning ascribed thereto under "Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
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
•“CORRA” means the Canadian Overnight Repo Rate Average;
•“CTF” means Catalytic Transition Fund;
•“Distributable Earnings”, a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“Fee-Bearing Capital”, a supplemental financial measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“Fee-Related Earnings”, a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“Fee Revenues”, a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“GEMS Education” means our warehoused investment in a Dubai-based international education provider, GEMS Education, acquired on July 12, 2024, as part of a Brookfield-led consortium of investors including BAM, BSI, BWS, and certain co-investors;
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

•“Pretium” means our 11% economic interest in Pretium acquired on June 29, 2024;
•“Relationship Agreement” means the agreement dated November 8, 2022 among BN, BAM and the Asset Management Company to govern aspects of their relationship following the 2022 Arrangement, as further described under Note 1 “Organization” of the condensed consolidated financial statements of BAM;
•“Segment Earnings”, a key metric, are computed as Segment Revenues less Segment Expenses;
•“Segment Expenses”, a key metric, are direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating costs. Depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains/losses, deferred compensation, and expenses of consolidated funds are excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis;
•“Segment Revenues”, a key metric, include base management fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of Segment Earnings of our partner managers;
•“SOFR” means the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (or a successor administrator);
•“Transitional Services Agreement” means the agreement dated November 8, 2022 among BN, BAM and the Asset Management Company in which the Asset Management Company provided BN and BAM services to support day-to-day corporate activities. The Asset Management Company also provides to BN, as required from time to time and on a cost recovery basis, services of its investment personnel to assist in acquisitions or other transactions undertaken by BN;
•“Trust Agreement” means the agreement dated December 9, 2022 among BAM, the BAM Partnership and Computershare Trust Company of Canada relating to the Class B Shares; and
•“Uncalled Fund Commitments”, a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”.
BAM prepares its financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our asset management business, including for performance measurement, capital allocation and valuation purposes. BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our asset management business. These non-GAAP financial measures should not be considered as the sole measure of BAM's or our asset management business’ performance and should not be considered in isolation from, or as a substitute for, similar financial measures calculated in conformity with U.S. GAAP financial measures. These non-GAAP financial measures are not standardized financial measures and may not be comparable to similar financial measures used by other issuers. Non-GAAP measures include, but are not limited to: (i) Distributable Earnings, (ii) Fee Revenues, and (iii) Fee-Related Earnings. Supplemental financial measures include Fee-Bearing Capital, AUM and Uncalled Fund Commitments. The asset management business includes the asset management activities of Oaktree, an equity accounted affiliate, in its key financial and operating measures for the asset management business.
For more information on non-GAAP measures and other financial metrics, see “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”. Reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP, where applicable, are included in “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” in this report.
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as at March 31, 2025, unless otherwise noted.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$332	$404
Accounts receivable and other, net	507	483
Financial assets	209	231
Due from affiliates	3,325	2,500
Investments	8,996	9,113
Investments held for sale	—	242
Investments of consolidated funds	422	251
Deferred income tax assets	613	586
Other assets	562	347
Total assets	$14,966	$14,157

Liabilities
Accounts payable and other, net	$2,118	$1,349
Financial liabilities	302	228
Due to affiliates	917	1,092
Corporate borrowings	235	—
Borrowings of consolidated funds	404	251
Deferred income tax liabilities	97	46
Total liabilities	4,073	2,966

Preferred shares redeemable non-controlling interest	1,930	2,103

Equity
Common stock:
Class A, no par value, unlimited authorized, 1,637,317,605 (December 31, 2024 - 1,637,156,992) issued and 1,612,540,300 (December 31, 2024 - 1,614,238,281) outstanding as at March 31, 2025	9,140	9,017
Class A held in treasury, no par value, 24,777,305 (December 31, 2024 - 22,918,711) shares as at March 31, 2025	(220)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at March 31, 2025	—	—
Retained deficit	(617)	(488)
Accumulated other comprehensive income	176	162
Additional paid-in capital	10	152
Total common equity	8,489	8,752
Non-controlling interest in consolidated entities	467	336
Non-controlling interest in consolidated funds	7	—
Total equity	8,963	9,088
Total liabilities, redeemable non-controlling interest and equity	$14,966	$14,157

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Revenues
Base management and advisory fees	$837	$680
Incentive fees	117	106
Investment income
Carried interest allocations
Realized	—	11
Unrealized	2	(134)
Total investment income	2	(123)
Interest and dividend revenue	13	47
Interest and dividend revenue of consolidated funds	7	—
Other revenues	105	174
Total revenues	1,081	884
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(259)	(275)
Other operating expenses	(78)	(76)
General, administrative and other	(6)	(9)
Total compensation, operating, and general and administrative expenses	(343)	(360)
Carried interest allocation compensation
Realized	(33)	(23)
Unrealized	(113)	(61)
Total carried interest allocation compensation	(146)	(84)
Interest expense	(3)	(4)
Interest expense of consolidated funds	(10)	—
Total expenses	(502)	(448)
Other expenses, net	(69)	(72)
Other income, net of consolidated funds	14	—
Share of income from equity method investments	58	80
Income before taxes	582	444
Income tax expense	(75)	(71)
Net income	507	373
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	127	95
Non-controlling interest in consolidated entities	(48)	(27)
Non-controlling interests in consolidated funds	(5)	—
Net income attributable to the common stockholders	$581	$441

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Net income	$507	$373
Currency translation	14	(2)
Comprehensive income	521	371
Comprehensive (income) loss attributable to:
Preferred share redeemable non-controlling interest in consolidated entities	127	95
Non-controlling interest in consolidated entities	(48)	(27)
Redeemable non-controlling interest in consolidated funds	(5)	—
Comprehensive income attributable to common stockholders	$595	$439

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	581	—	581	48	5	634
Other comprehensive income	—	—	—	—	—	—	14	14	—	—	14
Share subscriptions	160,613	—	3	—	—	—	—	3	—	—	3
Acquisition of treasury shares, net	(1,858,594)	—	—	(122)	—	—	—	(122)	—	—	(122)
Contributions	—	—	—	—	2	(3)	—	(1)	53	2	54
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(707)	—	(707)	(1)	—	(708)
Balance at March 31, 2025	1,612,540,300	21,280	$9,140	$(220)	$10	$(617)	$176	$8,489	$467	$7	$8,963

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2023	1,582,754,611	21,280	$9,014	$—	$122	$(178)	$168	$9,126	$173	$—	$9,299
Net income	—	—	—	—	—	441	—	441	27	—	468
Other comprehensive income	—	—	—	—	—	—	(2)	(2)	—	—	(2)
Share subscriptions	1,692,439	—	1	—	—	—	—	1	—	—	1
Acquisition of treasury shares, net	248,784	—	—	(90)	—	—	—	(90)	—	—	(90)
Contributions	—	—	—	—	(55)	(5)	—	(60)	19	—	(41)
Distributions	—	—	—	—	—	(620)	—	(620)	—	—	(620)
Balance at March 31, 2024	1,584,695,834	21,280	$9,015	$(90)	$67	$(362)	$166	$8,796	$219	$—	$9,015

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Operating activities
Net income	$507	$373
Other expenses, net	71	54
Share of income from equity method investments, net of cash distributions	29	(24)
Depreciation and amortization	3	4
Deferred income taxes	(4)	29
Stock-based equity awards	35	20
Unrealized carried interest allocation, net	71	195
Changes in other working capital and non-cash operating items	(447)	(135)
	265	516
Investing activities
Acquisitions
Investments	(11)	—
Acquisition of subsidiaries, net of cash acquired	6	—
Investments of consolidated funds	(151)	—
Other assets	(2)	(3)
Dispositions and distributions received
Investments	35	—
Investments held for sale	207	—
Advances to related parties	—	(3)
	84	(6)
Financing activities
Distributions to common stockholders	(707)	(620)
Borrowings of consolidated funds	154	—
Issuance of related party loans	—	5
Distributions to non-controlling and redeemable non-controlling interests	(3)	(2)
Purchase of treasury shares	(116)	—
Corporate borrowings	235	—
Contributions from non-controlling interests	15	—
Issuance of tracking option	—	37
	(422)	(580)
Cash and cash equivalents
Change in cash and cash equivalents	(73)	(70)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Balance, beginning of period	404	2,667
Balance, end of period	$332	$2,594

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$(2)	$17
Accounts payable and other, net	(256)	(217)
Due from affiliates	(117)	46
Due to affiliates	(63)	(7)
Other non-cash operating items	(9)	26
	$(447)	$(135)

Supplemental disclosure of cash flow information
Income taxes paid	$96	$91
Interest paid	$12	$2
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing and financing activities due to 2025 Arrangement (Note 3)	$27	$—

BROOKFIELD ASSET MANAGEMENT LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    ORGANIZATION
Brookfield Asset Management Ltd. ("BAM", "we", "our", "us", or the "Company") is an alternative asset manager listed on the New York and Toronto stock exchanges under the symbol BAM. BAM focuses on renewable power and transition, infrastructure, real estate, private equity and credit, operating in various markets globally.
BAM was incorporated on July 4, 2022 and its head office is located at Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY, 10281-0221 and its registered office is located at 1055 West Georgia Street, 1500 Royal Centre, P.O. Box 11117, Vancouver, British Columbia V6E 4N7.
On February 4, 2025 BAM completed a corporate arrangement with Brookfield Corporation ("BN"), whereby BN transferred its approximately 73% interest in Brookfield Asset Management ULC ("Asset Management Company") to BAM in exchange for newly issued class A limited voting shares of BAM ("Class A Shares") on a one-for-one basis (the "2025 Arrangement"). See discussion of the accounting for the 2025 Arrangement in Note 3.
The financial statements of BAM for the periods prior to the closing date of the 2025 Arrangement reflect historical financial information of Brookfield Asset Management ULC, the accounting acquirer, as the "Predecessor" entity. For the periods thereafter, the financial statements reflect the financial position and results of the combined entity.
In addition, on the date of incorporation, the Company entered into certain agreements and arrangements, including the Relationship Agreement under which carried interest generated by BAM is allocated to BN at 100% with respect to mature funds and at 33.3% with respect to current funds, new funds and open-ended funds, through the Company’s non-controlling interest and redeemable preferred shares non-controlling interest held by BN. Further, certain employee share-based and performance-based compensation costs are recovered from BN. See discussion of the accounting for this agreement in the Other Revenues accounting policy in Note 2.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BAM have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and are presented in U.S. Dollars. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with U.S. GAAP. The results reported in these condensed consolidated financial statements should not necessarily be regarded as indicative of results that may be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements of Brookfield Asset Management ULC for the year ended December 31, 2024, as filed in our Form 8-K/A dated April 3, 2025.
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are reasonable. Such estimates include those used in the determining fair value of investments, equity accounting for investments, and the accounting for share-based and performance-based compensation. Actual results may differ from those estimates and such differences may be material.
Consolidation
The Company consolidates all entities that it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion upon certain events. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Assets of a consolidated VIE can only be used to settle obligations of the consolidated VIE and creditors and other beneficial interest holders do not have recourse to the Company with respect to liabilities of its consolidated VIEs. The Company’s other disclosures regarding VIEs are discussed in Note 5.
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
Redeemable Preferred Shares Non-Controlling Interest
The Company has outstanding various special tracking preferred shares of subsidiaries of the Company (“Tracking Shares”) which provides BN with a redemption right, upon a liquidation or redemption event, to receive a preferred amount equal to the fair value of carried interest entitlement from certain tracked assets, net of any compensation related costs. These returns are realized through the payment of cumulative dividends, as and when declared by the board of directors of the relevant BAM subsidiaries. These tracking shares are entitled to vote, together with the common shares owned indirectly by the Company, in respect of those subsidiaries. The tracking shares are presented as preferred share redeemable non-controlling interest within the condensed consolidated balance sheets, outside of permanent equity.
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
In addition to the Tracking Shares, BUSHI also has class B senior preferred shares and class B preferred shares outstanding as at March 31, 2025, all of which are held by BN. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the BUSHI Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and title the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity. Due to the currently exercisable holder redemption option, these shares are presented as a part of preferred share redeemable non-controlling interest within the Company’s condensed consolidated balance sheets, outside of permanent equity and measured at their redemption amount plus any dividends declared and unpaid at each reporting date.
Additionally, the Company, as part of various equity-based compensation arrangements, has issued class A preferred shares to BN. The shares rank junior to the Class B senior preferred and Tracking Shares and are redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. Due to the currently exercisable holder redemption option, these shares are presented as a part of preferred share redeemable non-controlling interest within the Company’s condensed consolidated balance sheets, outside of permanent equity and measured at their redemption amount plus any dividends declared and unpaid at each reporting date.
The Company recognizes any change of the carrying amount of its preferred shares redeemable non-controlling interest in net (income) loss attributable to preferred share redeemable non-controlling interest in its condensed consolidated statements of operations.
Non-Controlling Interest
The Company has outstanding various classes of equity interests of the Company’s subsidiaries to BN which have rights to priority distributions. Net income (loss) and other comprehensive income, if applicable, generated by the respective subsidiaries is allocated to non-controlling interest in consolidated entities based on the substantive contractual terms of the subsidiaries’ governing agreements that specify the allocation of income or loss.
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
Accrued but unpaid management and advisory fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts receivable and other, net or Due from affiliates in the condensed consolidated balance sheets.
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
Accrued but unpaid incentive distributions and performance fees are recorded within Due from affiliates in the condensed consolidated balance sheets as of the reporting date.
Investment income (loss) — Investment income (loss) represents the unrealized and realized gains and losses on carried interest and movements in the fair value of the Company's principal investments and is accounted for outside of ASC 606.
Carried interest is a performance fee arrangement in which the Company receives a percentage of investment returns, generated within a private fund on carry eligible capital, based on a contractual formula. We are eligible to earn carried interest from a fund once returns exceed the fund’s contractually defined performance hurdles at which point, we earn an accelerated percentage of the additional fund profit until we have earned the percentage of total fund profit, net of fees and expenses, to which we are entitled. At the end of each reporting period, the Company calculates the balance of accrued carried interest that would be due to the Company for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued carried interest to reflect either (a) positive performance resulting in an increase in the accrued carried interest to the general partner or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued carried interest to the general partner. These adjustments are recorded in the condensed consolidated statements of operations as unrealized carried interest allocations in Investment income. In each scenario, it is necessary to calculate the accrued carried interest on cumulative results compared to the accrued carried interest recorded to date and make the required positive or negative adjustments. The Company ceases to record negative carried interest once previously accrued carried interest for such funds have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued carried interest as of the reporting date is reflected in Investments on the condensed consolidated balance sheets.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to the Company based on cumulative results. The accrual for potential repayment of previously received carried interest would represent amounts previously paid to the Company that would need to be repaid if these funds accruing carry were to be liquidated based on the fair value of their underlying investments. This amount is estimated to be $nil for all periods presented and as a result no clawback provision has been recognized in the condensed consolidated financial statements.
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
Other revenues
Other revenues arises from the Relationship Agreement between BAM and BN. Under the Relationship Agreement, certain employee share-based and performance-based compensation costs are recovered from BN. Income generated under the Relationship Agreement relating to these instruments is recognized as Other Revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest.
Certain liability classified share-based awards covered by the Relationship Agreement are required to be revalued at each balance sheet date. As a result, where the revaluation results in an increase in the share-based award liability, BN will reimburse BAM while conversely, where the revaluation results in a decrease in the share-based award liability, BAM will be responsible for reimbursing the difference to BN.
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
The Company uses the discounted cash flow method or the direct capitalization method to value the investments held in consolidated funds. Valuations may be derived by referencing observable valuation measures for comparable assets and recent market transactions, adjusted for asset specific factors. Where a discounted cash flow method is used, a terminal value is derived by referencing to a stabilized exit EBITDA and a capitalization rate.
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
Derivatives
Derivative financial instruments under ASC 815, Derivative and Hedging are recognized on the condensed consolidated balance sheets at fair value with changes in fair value recognized in earnings.
Purchased or written options on equity interests of several of our equity method investments that do not meet the definition of a derivative are recognized on the condensed consolidated balance sheets on a gross basis as Financial Assets or Financial Liabilities, respectively. These financial instruments are measured at fair value with changes in fair value recognized in Other expenses, net.
Investments
Investments include (i) investments held by funds which the Company controls and consolidates and (ii) the Company’s ownership interests (typically general partner interests) in nonconsolidated funds which are accounted for as equity method investments.
(i) Investments at fair value under Consolidated Funds
Investments held in consolidated funds, which are investment companies under ASC 946, Financial Services - Investment Companies, are measured at fair value as disclosed in Note 4.
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

When the Company acquires an additional interest in an existing equity method investment, resulting in a step-up in basis, the difference between the purchase price and the Company's proportionate share of the book value of the investee’s net assets is identified and allocated to the fair value of the identifiable assets and liabilities of the investee at the acquisition date. The excess of the purchase price over the book value of the net assets acquired is allocated to intangible assets and goodwill. The basis difference is generally amortized over the remaining useful lives of the intangible assets, while any amount allocated to goodwill is not amortized but is tested for impairment annually. The amortization of the basis difference affects the Company’s share of the investee’s net income or loss and is included in the “Share of Income from Equity Method Investments” line item in the condensed consolidated statements of operations. The amortization periods for the intangible assets to which the basis difference is allocated are consistent with the estimated useful lives of those assets. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
In cases where the Company’s equity method investments provide for a disproportionate allocation of the profits and losses, the Company’s share of earnings (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued carried interest that would be due to the Company pursuant to fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either a positive performance resulting in an increase in the carried interest allocated to the general partner or a negative performance that would cause the amount due to the Company to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, such accrued carried interest will be recognized in the condensed consolidated statements of operations.
The Company has elected to account for certain equity method investments such as equity securities through the election of the fair value option under ASC 825, Financial Instruments. These are investments in limited partnerships that represent more than a minor interest in the investees where the Company does not have the practical ability to exert significant influence.
Refer to Note 4 for details in relation to equity method investments.
Other Assets
We aggregate balances for presentation in the condensed consolidated financial statements based on the nature and function of the accounts. Specifically, we combine similar assets, to provide a clearer representation of financial position and performance during the reporting period. For the purposes of the interim financial statements, Intangibles and Goodwill as well as Property Plant and Equipment have been presented as Other Assets.
Intangibles and Goodwill
Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from eight to fifteen years, reflecting the contractual lives of such assets. Amortization expense is included within General and administrative in the condensed consolidated statements of operations. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Refer to Note 11 for further details of the Company's share-based compensation.

Carried Interest Compensation — Unrealized and realized carried interest is performance-based compensation associated with realized or unrealized carried interest based on performance of investments on a fund-by-fund basis. Such compensation expense is subject to both positive and negative adjustments.
Other income (expenses), net
Other expenses, net - Other expenses, net includes net unrealized gains (losses) resulting from changes in the fair value of the Company’s investments in common shares, financial instruments associated with options to acquire additional interests in various investments, and investments in its sponsored funds.
Other income, net of consolidated funds - Other income, net of consolidated funds include net unrealized gains (losses) resulting from changes in the fair value of the Company's underlying investments in its consolidated funds.
Income taxes
The Company is an unlimited liability company organized under the provincial laws of British Columbia and is subject to Canadian federal and provincial income taxes.
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Income taxes as presented attribute deferred income taxes of the Company's standalone condensed consolidated financial statements in a manner that is systematic, rational, and consistent with the asset and liability method.
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
The Company recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the condensed consolidated statements of operations.
Related parties
In the normal course of operations, the Company enters into various transactions on market terms with related parties, including amounts in Due from/to affiliates. The Company and its subsidiaries may also transact with entities that share a common parent. Amounts owed to and by associates and joint ventures are not eliminated on consolidation.
The Company has certain loans and receivables within Due from Affiliates which are long-term in nature. These receivables are initially recognized at fair value and subsequently measured at their amortized cost bases with interest recognized using the effective interest method.
In addition to the Relationship Agreement, BN and BAM have entered into the transitional services agreement ("TSA") pursuant to which (i) the BAM agrees to provide BN, on a transitional basis, certain services to support day-to-day corporate activities (including services related to finance, treasury, accounting, legal and regulatory, marketing, communications, human resources, internal audit, information technology) and (ii) BN provides, on a transitional basis, certain services to BAM. These services are provided, at cost, for a period of three years from December 9, 2022, unless extended by mutual agreement. BAM also provides to BN, as required from time to time and on a cost recovery basis, services of its investment personnel to assist in acquisitions or other transactions undertaken by BN.
See Note 14 for further detail on related party transactions.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
On March 21, 2024, the FASB issued ASU 2024-01,1 which clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. Management is currently assessing the impact of this update.

3.    2025 ARRANGEMENT
On February 4, 2025, BAM and BN completed a transaction by way of a plan of arrangement whereby BN and certain of its subsidiaries exchanged all of their common shares in the Asset Management Company for newly-issued Class A Shares of BAM on a one-for-one basis. As a result of the 2025 Arrangement, BAM issued approximately 1,194 million Class A Shares to BN for approximately 1,194 million outstanding common shares of the Asset Management Company. Immediately following the completion of the 2025 Arrangement, (i) BAM held, directly and indirectly, 100% of the outstanding common shares of the Asset Management Company, (ii) BN held approximately 73% of the Class A Shares of BAM, and (iii) the shareholders of BAM prior to effecting the 2025 Arrangement held the remaining approximately 27% of the Class A Shares of BAM.
As a result, the effective economic ownership interest in the Asset Management Company of BAM’s shareholders prior to effecting the 2025 Arrangement and BN has not been substantially impacted by the 2025 Arrangement.
The acquisition of substantially all of the common shares of the Asset Management Company by BAM has been accounted for as a reverse asset acquisition on the basis that the Asset Management Company, the accounting acquirer, has issued shares to acquire the net assets of BAM and substantially all of BAM's net assets represent an interest in the Asset Management Company. The Asset Management Company is therefore the predecessor of BAM whereby BAM continues to be the registrant and its consolidated financial statements, including historical results (other than legal share capital), are that of the Asset Management Company.
Accordingly, as a result of the 2025 Arrangement, the following adjustments have been reflected in the financial results of BAM:
•the acquisition of BAM’s net assets and the effective settlement of any pre-existing relationships between the Asset Management Company and BAM; and
•the allocation of the transaction price among the acquired net assets of BAM.
The following table outlines the above:

(In US$ millions, unless otherwise noted)

Share consideration effectively transferred:
Post-Arrangement number of shares held by previous shareholders of BAM (millions)	439.8
Price of Class A Shares ($ per share)	$57.13	a
	$25,127
Transaction costs	5
Less: BAM's investment and other relationships in the Asset Management Company	(25,099)	b, c
Total purchase consideration	$33

Fair value of net assets acquired:
Cash	$6
Due from affiliates	793
Intangible assets	215	d
Accounts payable and other	(883)
Due to affiliates	(10)
Deferred income tax liabilities	(57)	d
Non-controlling interest	(31)
	$33
a) Consideration effectively transferred
As part of the 2025 Arrangement, BN and certain of its subsidiaries transferred approximately 1,194 million common shares with a fair value of approximately $68 billion to BAM in exchange for approximately 1,194 million Class A Shares with a fair value of approximately $68 billion on a one-for-one basis. Consideration effectively transferred by the Asset Management Company has been computed as the market price of the Class A Shares on the closing date multiplied by the number of Class A Shares owned by BAM's shareholders prior to the 2025 Arrangement.
b) BAM’s interest in the Asset Management Company
Prior to the 2025 Arrangement, BAM held an approximate 27% interest in the Asset Management Company. The fair value of this investment has been determined based on the fair value of the Class A Shares outstanding as of February 4, 2025. As part of the 2025

Arrangement, the Asset Management Company acquired BAM’s net assets from an accounting perspective and as a result its re-acquisition of its own shares are eliminated upon effecting the 2025 Arrangement.
c) Other relationships between the Asset Management Company and BAM
Prior to the 2025 Arrangement, BAM and the Asset Management Company had entered into various transactions which led to balances between the parties. As part of the 2025 Arrangement these balances were effectively settled and have been excluded from both purchase consideration and net assets acquired.
d) Intangible assets
In assessing the fair value of the assets and liabilities acquired in the 2025 Arrangement, an intangible asset associated with the assembled workforce of BAM has been identified. The fair value has been assessed as $215 million, inclusive of $57 million of deferred tax amounts associated with its recognition.

4.    INVESTMENTS

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Common and preferred shares (a)	$393	$400
Investments in affiliates (b)	1,043	1,116
Accrued carried interest - mature funds (c)	804	931
Accrued carried interest - new funds (c)	822	693
Equity method investments (d)
Equity interest in Oaktree	4,565	4,612
Equity interest in Castlelake	533	538
Equity interest in other affiliates	836	823
	$8,996	$9,113
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.
a.As at March 31, 2025, common and preferred shares were $393 million (2024 – $400 million). Common shares primarily represents investments of $64 million (2024 – $64 million) in Brookfield Renewable Energy L.P. and $26 million (2024 – $25 million) in Brookfield Infrastructure Income Fund Inc. Preferred shares represent investments of $249 million (2024 – $249 million) in GEMS Education and $53 million (2024 – $50 million) in Cherry Coatings. Common and preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.
b.As at March 31, 2025, investments in affiliates are primarily comprised of an interest in Brookfield Strategic Real Estate Partners III of $961 million (2024 – $1.0 billion) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities.
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

The change in BAM’s accrued carried interest for mature funds for the three months ended March 31, 2025 and 2024 is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$931	$1,394
Changes in fund fair values	(127)	(222)
Realized carried interest	—	(11)
Balance, ending	$804	$1,161

The change in the BAM’s accrued carried interest for new funds during the three months ended March 31, 2025 and 2024 is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$693	$305
Changes in fund fair values	129	33
Balance, ending	$822	$338
d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company’s equity method investments include:
i.An approximate 73% economic interest in Oaktree of $4.6 billion (2024 – $4.6 billion);
ii.An economic interest in Castlelake of $533 million (2024 – $538 million);
iii.A 49.9% economic interest in LCM Partner Group of $194 million (2024 – $186 million);
iv.A 35% economic interest in Primary Wave of $165 million (2024 – $147 million);
v.An approximate 11% economic interest in Pretium of $331 million (2024 - $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. For the three months ended March 31, 2025, a decrease of $20 million has been recognized on the value of the investment; and
vi.A number of general partner interests in our private funds; and other various equity method investments.
Within the Share of Income from Equity Method Investments in its condensed consolidated statements of operations, the Company recognized its share of earnings from all of its equity method investments of $58 million (2024 – $80 million) for the three months ended March 31, 2025.
The summarized financial information of all of the Company’s equity method investees, in aggregate, as for the three months ended March 31, 2025 and 2024, is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Revenues	$918	$410
Expenses	(1,096)	(969)
Net loss	(178)	(559)
Net income (loss) attributable to non-controlling interest	20	(9)
During the three months ended March 31, 2025, BAM disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. Prior to the disposal, the investment in the fund was classified as a disposal group held for sale measured at fair value less costs to sell. For the three months ended March 31, 2025, BAM recognized a gain of $15 million, reported within Other expenses, net within the condensed consolidated statements of operations.
Investments in Consolidated Funds
The summary of the Company's investments held in consolidated funds as at March 31, 2025 and December 31, 2024, is as follows:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2025	2024	2025	2024
Equity securities, at fair value	$422	$251	100%	100%
Total investments, at fair value	$422	$251	100%	100%
As of March 31, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5% of BAM’s total assets.
Net gains (losses) from investment activities in the condensed consolidated statements of operations consist primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. Unrealized gains or losses result from changes in the fair value of these investments and other financial instruments. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period. For the three months ended March 31, 2025, there were $14 million of gains recognized from investment activities within Other income, net of consolidated funds on the condensed consolidated statements of financial operations (2024 – nil).
5.    VARIABLE INTEREST ENTITIES
The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through another consolidated entity. VIEs include certain credit focused entities within the Oaktree platform, whereby the purpose of such VIEs is to provide a vehicle that allocates our share of its performance-based fees between the Company and BN, as well as certain consolidated funds where BAM is the primary beneficiary. The fundamental risks of these consolidated VIEs, mainly include loss of invested capital and performance-based fees. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As at March 31, 2025, the Company had unfunded commitments of $650 million to the consolidated funds.

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Cash and cash equivalents	$—	$—
Investments	1,083	1,083
Investments in consolidated funds	422	251
Other assets	—	—
Total Assets	$1,505	$1,334

Borrowings in consolidated funds	$404	$251
Other liabilities	—	—
Total Liabilities	$404	$251
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominately include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the three months ended March 31, 2025 and 2024, the Company did not provide any financial and other support to unconsolidated VIEs other than its obligated commitments.
The assets and liabilities recognized in the Company's condensed consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Investments	$1,447	$1,472
Due from affiliates	9	9
VIE related assets	1,456	1,481
Maximum exposure to loss	$1,456	$1,481
6.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the condensed consolidated financial statements: Cash, Accounts receivable and other, net, Accounts payable and other, net, and Due to affiliates and Due from affiliates.

Financial Instruments
The following tables summarizes the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as at March 31, 2025 and December 31, 2024:

	2025
AS AT MARCH 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$60	$—	$—	$—	$60
Financial assets	—	—	209	—	209
Investments:	—		—	—	—
Common and preferred shares	—	—	366	26	392
Investments in affiliates	—	—	—	961	961
Equity method investments under fair value option	—		331	—	331
Total assets at fair value	$60	$—	$906	$987	$1,953
Liabilities
Financial liabilities	$—	$—	$302	$—	$302
Total liabilities at fair value	$—	$—	$302	$—	$302

	2024
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$172	$—	$—	$—	$172
Financial assets	—	—	231	—	231
Investments:	—	—	—	—	—
Common and preferred shares	10	—	363	25	398
Investments in affiliates	—	—	—	1,026	1,026
Equity method investments under fair value option	—	—	351	—	351
Investments held for sale	—	—	242	—	242
Total assets at fair value	182	—	1,187	1,051	2,420
Liabilities
Financial liabilities	$—	$—	$228	$—	$228
Total liabilities at fair value	$—	$—	$228	$—	$228
Financial Instruments of Consolidated Funds
The following tables summarizes the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as at March 31, 2025 and 2024:

	2025				2024
AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$422	$422	$—	$—	$251	$251
Total assets at fair value	$—	$—	$422	$422	$—	$—	$251	$251
Liabilities
Borrowings	$404	$—	$—	$404	$251	$—	$—	$251
Total liabilities at fair value	$404	$—	$—	$404	$251	$—	$—	$251

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
The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as at March 31, 2025 and December 31, 2024:

AS AT MARCH 31, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$209	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	366	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	331	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	302	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower

AS AT DECEMBER 31, 2024 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$231	Option pricing model	Volatility	30%- 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	363	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	351	Market approach	N/A	N/A	N/A	N/A
Investments held for sale (e)	242	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	228	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower
(a)Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)Financial assets relate to call options held by the Company to acquire additional shares of Primary Wave and Castlelake from other investors of the investee using a prescribed valuation methodology in exchange for cash, Class A shares of BN or other forms of consideration at the discretion of the Company. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
(c)Common shares categorized as Level III represents investments of $64 million in Brookfield Renewable Energy L.P. (2024 – $64 million). Preferred shares represent $249 million of preferred shares in GEMS Education and $53 million preferred shares of Cherry Coatings. Common and preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.
(d)Equity method investments under fair value option represents an approximate 11% economic interest in Pretium of $331 million (2024 - $351 million) for which the BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the condensed consolidated statements of operations.

(e)During the three months ended March 31, 2025, BAM disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. The investment in the fund was classified as a disposal group held for sale measured at fair value less costs to sell. For the three months ended March 31, 2025, BAM recognized a gain of $15 million, reported with Other expenses, net within the condensed consolidated statements of operations.
(f)Financial liabilities relate to put options held by other investors of Oaktree, Castlelake and Primary Wave under which the Company may be required to purchase additional shares of these investees using a prescribed valuation methodology in exchange for cash, Class A shares of BN or other forms of consideration at the discretion of the Company. The balance also includes contingent consideration agreed to as part of the acquisition of certain investments and other financial derivatives. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
Level III Measurements of Consolidated Funds

AS AT MARCH 31, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$422	Market approach	N/A	N/A	N/A	N/A
Level III Changes in Fair Value
During the three months ended March 31, 2025, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring basis. Total realized and unrealized gains and losses recorded for Level III investments are reported in Other expenses, net in the condensed consolidated statements of operations.

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	(22)	3	(20)	13
Purchases	—	—	—	61
Balance, ending	$209	$366	$331	$302

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Financial liabilities
Balance, beginning	$37	$64	$122
Fair value changes in net income	—	—	2
Balance, ending	$37	$64	$124
Level III Changes in Fair Value of Consolidated Funds

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Investments in equity securities
Balance, beginning	$251
Fair value changes in net income	14
Purchases	157
Balance, ending	$422
7.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. Certain consolidated funds also maintain revolving credit facilities that are secured by the assets of the respective fund.

BAM has the following debt obligations outstanding:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated entities
Revolving credit facilities	$235	$—	$750	5.4%	51 months	0.1%
Total corporate borrowings	$235	$—
The Consolidated funds of BAM have the following borrowings:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$404	$251	$675	6.4% - 6.7%	10 months	0.3%
Total corporate borrowings	$404	$251
8.    REVENUE
The Company offers investment products on a number of strategies, specifically renewable power and transition, infrastructure, real estate, private equity, and credit, operating in more than 30 countries. The majority of management and advisory fees, net are earned in the United States of America.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$28	$44	$178	$24	$77	$351
Canada	47	97	6	15	19	184
United Kingdom	43	46	89	21	4	203
Other	25	43	19	11	1	99
Incentive fees	37	80	—	—	—	117
	$180	$310	$292	$71	$101	$954

FOR THE THREE MONTHS ENDED MARCH 31, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$23	$46	$123	$28	$43	$263
Canada	38	87	5	16	12	158
United Kingdom	37	44	59	19	4	163
Other	24	42	19	11	—	96
Incentive fees	33	73	—	—	—	106
	$155	$292	$206	$74	$59	$786
9.    INCOME TAXES
The Company’s statutory income tax rate has remained consistent at 27% during the three months ended March 31, 2025 and 2024.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of March 31, 2025, certain of the Company's U.S income tax returns for 2018 through 2023 are open to or are under examination and certain of the Company's other non-U.S. income tax returns for 2018 through 2023 are open to or are under examination.

10.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding restricted stock and options held by employees and non-employees and have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the three months ended March 31, 2025 and 2024 was calculated as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025		2024
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$580	$—	$440	$—
Denominator
Weighted average of common stock outstanding - basic	1,613.5	—	1,583.6	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	16.3	—	8.5	—
Weighted average of common stock outstanding - diluted	1,629.8	—	1,592.1	—
Net Income per Share
Earnings per share - basic	$0.36	$0.36	$0.28	$0.28
Earnings per share - diluted	$0.36	$0.36	$0.28	$0.28
Following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

FOR THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management stock options of BAM	1.2	1.8
Escrow shares of BAM	3.6	4.9
Total	4.8	6.7
11.    SHARE-BASED COMPENSATION
BAM and BN have granted share-based compensation awards to certain employees and directors of BAM, under a number of compensation plans (the “Equity Plans”). The Equity Plans provide for the granting of share options, restricted shares, escrowed shares and deferred share and restricted share units which contain certain service or performance requirements of BAM or BN.
The expense recognized for share-based compensation is summarized in the following table:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$11	$5
Escrowed Stock Plan	13	6
Restricted Stock Plan	15	11
	$39	$22

(Recovery)/Expense arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$(67)	$4
Restricted Share Unit Plan	—	1
	$(67)	$5

The share-based payment plans are described below.
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
During the three months ended March 31, 2025, BAM granted 4.8 million (2024 – 6.1 million) share options at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5), 29.9% volatility (2024 – 29.2%), a weighted average expected dividend yield of 3.7% (2024 – 4.8%) annually, a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25%, with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the share options granted was $53.4 million (2024 – $29.3 million).
For the three months ended March 31, 2025, the total expense incurred with respect to MSOP totaled $11 million, respectively (2024 – $5 million).
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
During the three months ended March 31, 2025, BAM granted 3.5 million (2024 – 4.8 million) escrowed shares at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5 years), 29.9% volatility (2024 – 29.2%), a weighted average expected dividend yield of 3.7% (2024 – 4.8%) annually, a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25%, with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the escrowed shares granted was $39.6 million (2024 – $29.3 million).
For the three months ended March 31, 2025, the total expense incurred with respect to the ES Plan totaled $13 million (2024 – $6 million).
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
Compensation expense for the three months ended March 31, 2025 was $15 million (2024 – $11 million).
Deferred Share Unit Plan
The Deferred Share Unit (“DSU”) Plan provides for the issuance of DSUs. Under the DSU plan, qualifying employees and directors receive varying percentages of their annual incentive bonus or directors’ fees in the form of DSUs. The DSUs vest over periods of up to five years, and accumulate additional DSUs at the same rate as dividends on Class A shares of BN and BAM based on the market value of the Class A Shares at the time of the dividend. Participants are not allowed to convert vested DSUs into cash until retirement or cessation of employment.
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A shares of BN and BAM at the time the conversion takes place. The fair value of the vested DSUs as at March 31, 2025 was $591 million (December 31, 2024 – $150 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the three months ended March 31, 2025, employee compensation recovery totaled $67 million (2024 – expense of $4 million).

Restricted Share Unit Plan
The Restricted Share Unit (“RSU”) Plan provides for the issuance of RSUs. Under the RSU plan, qualifying employees and directors receive varying percentages of their annual incentive bonus or directors’ fees in the form of RSUs. The RSUs vest over periods of up to five years. Participants are not allowed to convert RSUs into cash until retirement or cessation of employment. The value of the RSUs, when converted into cash, will be equivalent to the difference between the market price of equivalent number of Class A shares of BN or BAM at the time the conversion takes place and the market price on the date the RSUs are granted.
During the year ended December 31, 2024, the RSU Plan was settled and participating employees and directors of BAM received a cash settlement equal to the value of the RSUs at the date of settlement or an option to acquire preferred shares in subsidiaries of BN with a redemption value equal to the value of their RSUs on the date of the settlement of the RSU plan.
The value of the outstanding options associated with the settlement of the RSU plan as at March 31, 2025 was $21 million (December 31, 2024 – $21 million) and the fair value of outstanding RSUs was $nil (December 31, 2024 – $nil).
For the three months ended March 31, 2025, expense associated with the RSU's totaled $nil (2024 –$1 million).
12.    PREFERRED SHARES REDEEMABLE NON-CONTROLLING INTEREST
As at March 31, 2025, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2025		2024
AS AT MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	100	$1,678	100	$1,804
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	2,520,571	63	2,520,571	63
Class A preferred	5,909,372	148	7,797,431	195
BMHL Preferred Shares	100	—	100	—
		$1,930		$2,103
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$2,103	$2,166
Net issuances	1	187
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	(47)	—
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	(127)	(95)
Balance, ending	$1,930	$2,258
BUSHI and BMHL Tracking Shares
In December 2022, BUSHI and BMHL, subsidiaries of BAM, entered into arrangements with BN whereby BUSHI and BMHL issued preferred shares to BN in exchange for BN's holdings in BUSHI's and BMHL's common shares.
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
Class A preferred shares
The class A preferred shares were issued by a subsidiary of BAM to BN, redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. During the three months ended March 31, 2025, 1,888,059 class A preferred shares worth $47 million were deemed to have been settled upon consolidation as a result of the 2025 Arrangement.
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
13.    NON-CONTROLLING INTEREST
Non-Controlling Interests in Consolidated Entities
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
The movement in the carrying value of non-controlling interest is as follows:

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025		2024
Balance, beginning	$336		$173
Net income	48		27
Contributions	53		19
2025 Arrangement	31		—
Distributions	(1)		—
Balance, ending	$467	$—	$219
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

AS AT AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$—	$—
Net income	5	—
Contributions	2	—
Balance, ending	$7	$—
14.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions with related parties and derived the majority of its revenue from the provision of asset management services to funds. as well as subsidiaries and operating entities of BN. During the three months ended March 31, 2025, the Company recorded revenues of $1.0 billion (2024 – $850 million) derived from related party transactions on its condensed consolidated statements of operations.
In the normal course of business, the Company entered into transactions with related parties by providing and borrowing on short-term credit facilities, working capital facilities, as well as unsecured loans. The balances due and from these facilities as well as those amounts due and from share-based compensation recharge and recovery arrangements are recorded as Due from affiliates and Due to affiliates on the condensed consolidated balance sheets.
As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated under the Relationship Agreement relating to these instruments is recognized as Other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest. During the three months ended March 31, 2025, the BAM has recognized recharges of $39 million (2024 – $91 million) in the condensed consolidated statements of operations under this arrangement.
During the three months ended March 31, 2025 BAM settled the outstanding tracking option. As a result, as at March 31, 2025, the carrying amount of these options is $nil (December 31, 2024 – $75 million).
For the three months ended March 31, 2025 the Company recognized tax attributes purchased from a related party of $38 million (2024 – $38 million).
For the three months ended March 31, 2025, as part of a strategic partnership between the Company and Oaktree, the Company recorded $9 million (2024 - $6 million) related to reimbursements of general and administrative expense which have been recognized as Other revenues in the condensed consolidated statements of operations. As of March 31, 2025, the Company recorded $2 million (December 31, 2024 - $2 million) in due from affiliates in the condensed consolidated balance sheets.
Due from affiliates and due to affiliates consisted of the following:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Due from Affiliates
Loans to affiliates	$1,753	$1,768
Receivables from affiliates related to share and cash-based compensation	1,572	732
	$3,325	$2,500

Due to Affiliates
Operating payables due to related parties	$848	$897
Payables to affiliates related to share and cash-based compensation to carried interest	69	195
	$917	$1,092
Due from affiliates
Due from affiliates of $3.3 billion (2024 – $2.5 billion) consists of $1.8 billion (2024 – $1.8 billion) of loans from affiliates which are comprised of asset management fees receivables, working capital facilities, and other outstanding short-term credit facilities provided to BN and its subsidiaries in the normal course of business. Loans to affiliates are unsecured with floating rates of Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (“SOFR”) plus 235 bps or a fixed interest rate of 0.9% to 3.8%. Maturities on loans to related parties range from 2025 to 2057. The loans were generally issued to finance acquisitions and fund commitments.
Due to affiliates
Due to affiliates of $917 million (2024 – $1.1 billion) consists of amounts payable to related parties for services received in the normal course of business including operating expenses payable.
15.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.1 billion has been funded as at March 31, 2025 (2024 – $2.1 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. As at March 31, 2025, the Company had $2.7 billion of such commitments outstanding (2024 – $3.3 billion).
The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at March 31, 2025, the Company has drawn $235 million on the $750 million facility.

Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As at March 31, 2025, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees to assist the general partners of specific funds in securing financing. In the event that the general partners default on their financing obligations, the Company will be liable for outstanding payments under the guarantees. As at March 31, 2025, the Company had $315 million of such guarantees outstanding (December 31, 2024 – $300 million).
Contingencies
Carried interests clawback
Carried interests are realized when an underlying investment is profitably disposed of after the fund’s cumulative returns have met a certain threshold for return of capital. When applicable, the Company records a liability for potential clawback obligations due to changes in the unrealized value of a fund’s remaining investments and where the Company has previously received carried interest distributions.
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as at March 31, 2025 and December 31, 2024.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of March 31, 2025 there is no outstanding litigation.
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
16.    SEGMENT REPORTING
The Company operates through five distinct operating segments that earn management fees from each respective investment strategies. The performance of these segments is reviewed by the Chief Executive Officer who acts as the CODM. The CODM uses internal management reports to assess performance and allocate resources, and the information provided herein is consistent with the Company's internal reporting structure and information reviewed by the CODM on a regular basis. The Company's operating segments are comprised of:
•Renewable Power and Transition: Primarily includes managing our flagship renewable power and transition fund series focused on investments aimed at accelerating the global transition to a net-zero carbon economy and driving clean energy investments in emerging markets. In addition, we manage Brookfield Renewable Partners L.P. (“BEP”), which is listed on the NYSE and TSX.
•Infrastructure: Primarily includes managing our flagship infrastructure fund series focused on investing in high-quality infrastructure assets on a value basis. In addition, we manage permanent capital vehicles and perpetual strategies which include Brookfield Infrastructure Partners L.P. (“BIP”), listed on the NYSE and TSX.

•Real Estate: Includes the management of our opportunistic real estate flagship fund series and secondaries strategy. In addition, we manage Brookfield Property Group ("BPG") and certain other perpetual funds focused on core plus assets and a non-traded REIT.
•Private Equity: Includes managing our global opportunistic flagship funds, special investments strategy, secondaries strategy, thematic private equity strategies and regional private equity strategies. In addition, we manage Brookfield Business Partners L.P. ("BBU") which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services listed on the NYSE and TSX.
•Credit: Includes managing our private credit strategies, opportunistic credit strategies, structured credit strategies, and liquid credit strategies. These products seek to provide flexible, specialized capital solutions to borrowers and deliver attractive risk-adjusted returns to our clients across a range of debt strategies.
Asset information by segment is not disclosed because this information is not used by the CODM to make resource deployment decisions or evaluate the performance of the Company's segments.
Segment Revenues
Segment Revenues is a key metric analyzed by the CODM to determine the growth in recurring cash flows from our asset management business. Segment Revenues include base management fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of segment earnings of our partner managers. See below for our reconciliation of total revenues as presented on the condensed consolidated statements of operations to Segment Revenues.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Revenues
Total Revenues	$1,081	$884
Add: Fee revenues of equity method investments(a)	330	352
Less: Carried interest allocations(b)	(2)	123
Less: Incentive distributions	(117)	(106)
Less: Costs recovered from affiliates(c)	8	(44)
Less: Other revenues(d)	(126)	(163)
Less: Interest and dividend revenue	(13)	(47)
Less: Interest and dividend revenue of consolidated funds	(7)	—
Total Segment Revenues	$1,154	$999

(a) This adjustment adds fee revenues of equity method investments.
(b) This adjustment removes the impact of both unrealized and realized carried interest allocations.
(c) This adjustment removes the impact of compensation costs that will be borne by affiliates.
(d) This adjustment removes other revenues earned that are non-cash in nature, which include certain cost recoveries and reimbursements from affiliates.
Segment Expenses
Segment Expenses reflect direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating costs. Expenses such as depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains/losses, deferred compensation, and expenses of consolidated funds are not reflective of segment performance and are therefore excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis. See below for our reconciliation of total expenses as presented on the Condensed Consolidated Statements of Operations to Segment Expenses.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Expenses
Total Expenses	$502	$448
Add: Expenses of equity method investments(a)	231	225
Less: Costs recovered from affiliates(b)	8	(44)
Less: Total carried interest allocation expense(c)	(146)	(84)
Less: Depreciation and amortization(d)	(3)	(4)
Less: Interest expense paid	(3)	(4)
Less: Other costs(e)	(1)	(12)
Less: Interest expense of consolidated funds	(10)	—
Total Segment Expenses	$578	$525

(a) This adjustment adds expenses associated with Segment Revenues of equity method investments.
(b) This adjustment removes the impact of compensation costs that will be borne by affiliates.
(c) These adjustments remove the impact of both unrealized and realized carried interest compensation expense.
(d) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets.
(e) This adjusts for the impact of non-asset management costs related to non-recurring costs not core to the asset management business.
Total Segment Expenses is comprised of the following major categories:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Total segment compensation and benefits	$424	$384
Total segment facilities, technology and professional fees	89	82
Total segment travel and other operating expenses	65	59
Total Segment Expenses	$578	$525
Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.
The following tables present the financial data for the Company’s five segments for the three months ended March 31, 2025 and 2024:

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$135	$227	$316	$103	$373	$1,154
Segment Expenses
Compensation and benefits	(41)	(60)	(98)	(56)	(169)	(424)
Facilities, technology and professional fees	(5)	(14)	(22)	(14)	(34)	(89)
Travel and other operating expenses(a)	(5)	(9)	(10)	(5)	(36)	(65)
Segment Earnings	$84	$144	$186	$28	$134	$576

FOR THE THREE MONTHS ENDED MARCH 31, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$115	$223	$233	$114	$314	$999
Segment Expenses
Compensation and benefits	(29)	(54)	(87)	(63)	(151)	(384)
Facilities, technology and professional fees	(6)	(16)	(20)	(11)	(29)	(82)
Travel and other operating expenses(a)	(4)	(7)	(8)	(6)	(34)	(59)
Segment Earnings	$76	$146	$118	$34	$100	$474

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually are 10% or more of total Segment Expenses.

See below for our reconciliation of income before taxes as presented on the condensed consolidated statements of operations to Segment Earnings.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Income before taxes	$582	$444
Depreciation and amortization(a)	3	4
Carried interest allocations(b)	(2)	123
Carried interest allocation compensation(b)	146	84
Other income and expenses(c)	69	72
Interest expense paid	3	4
Interest and dividend revenue received	(13)	(47)
Other revenues(d)	(113)	(130)
Other costs and non-asset management related items(e)	(12)	(21)
Share of income from equity method investments(f)	(58)	(80)
Segment Earnings from equity method investments(f)	99	127
Incentive distributions	(117)	(106)
Interest and dividend revenue of consolidated funds	(7)	—
Interest expense of consolidated funds	10	—
Other income, net of consolidated funds	(14)	—
Total Segment Earnings	$576	$474

(a) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets.
(b) These adjustments remove the impact of both unrealized and realized carried interest allocations and the associated compensation expense.
(c) This adjustment removes other income and expenses associated with fair value changes.
(d) This adjustment adds back other revenues related to the recovery of compensation costs.
(e) This adjustment removes the impact of other costs and non-asset management related items such as non-recurring restructuring costs that are not considered part of the ongoing asset management business.
(f) These adjustments remove our share of income from equity method investments, included in items (a) to (e) above and includes our share of Segment Earnings from equity method investments.
17.    SUBSEQUENT EVENTS
Quarterly Dividend
On May 5, 2025, the Board of BAM declared a quarterly dividend of $0.4375 per share, payable on June 30, 2025 to shareholders of record as at the close of business on May 30, 2025.
Other Items
On April 1, 2025, BAM entered into an agreement to acquire a 50.1% stake in Angel Oak Companies, a leading asset manager focused primarily on residential mortgage strategies, for $145 million.
On April 7, 2025, BAM acquired an additional 1.5% interest in Oaktree, increasing its ownership interest from approximately 73% to approximately 74%. The Company paid cash consideration of $110 million, of which $40 million was provided by BN for its interest in preferred shares redeemable non-controlling interest. The net purchase price for BAM was $70 million.
On April 22, 2025, BAM completed its inaugural debt offering, raising approximately $750 million of 10-year bonds at fixed rate of 5.795%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with BAM's condensed consolidated financial statements and the related notes included within this Quarterly Report on Form 10-Q. In this report, references to "BAM", the "Company", "we", "us", or "our" refer to Brookfield Asset Management Ltd.
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
We provide a highly diversified suite of alternative investment strategies to our clients and are constantly seeking to innovate new strategies to meet their needs. We have over 55 unique active strategies that span a wide range of risk-adjusted returns, including opportunistic, value-add, core, super-core, and credit. We evaluate the performance of these product offerings and our investment strategies using a number of non-GAAP measures. BAM utilizes Fee-Bearing Capital, Fee Revenues, Fee-Related Earnings and Distributable Earnings to assess the performance of our asset management business.
We are in a fortunate position to be trusted with our clients’ capital and our objective is to meet their financial goals and provide for a better financial future while providing market leading experience. Our team of over 300 client service professionals across 19 global offices are dedicated to ensuring that the business exceeds our clients’ service expectations.
We have over 2,400 clients, with some of our clients being among the world’s largest institutional investors, including sovereign wealth funds, pension plans, endowments, foundations, financial institutions, and insurance companies.
Our guiding principle is to operate our business and conduct our relationships with the highest level of integrity. Our emphasis on a culture of collaboration allows us to attract and retain top talent.
The Class A Shares are co-listed on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) under the symbol “BAM”.
Development of the Business
On February 4, 2025 BAM completed a corporate arrangement with Brookfield Corporation ("BN"), whereby BN transferred its approximately 73% interest in Brookfield Asset Management ULC ("Asset Management Company") to BAM in exchange for newly issued class A shares of BAM on a one-for-one basis (the "2025 Arrangement"). See discussion of the accounting for the 2025 Arrangement in Note 3 of the condensed consolidated financial statements of BAM included in Part I.
The financial statements of BAM for the periods prior to the closing date of the 2025 Arrangement reflect historical financial information of Brookfield Asset Management ULC, the accounting acquirer, as the "Predecessor" entity. For the periods thereafter, the financial statements reflect the financial position and results of the combined entity.
After giving effect to the 2025 Arrangement, BAM owns 100% of Brookfield Asset Management ULC, and BN owns approximately 73% of the Class A Shares of BAM.
Business Environment
Real GDP in the United States is estimated to have contracted by 0.3% for the quarter ended March 31, 2025, compared to an expansion of 2.4% for the quarter ended December 31, 2024. U.S. inflation eased in the first quarter of 2025 with the U.S. Bureau of Labor Statistics reporting that the annual U.S. inflation rate decreased to 2.4% as of March 31, 2025, compared to 2.9% as of December 31, 2024. The U.S. unemployment rate has remained in a narrow range of 4.0 to 4.2% over the first three months of 2025, according to data from the U.S. Bureau of Labor Statistics. As of April 2025, the International Monetary Fund estimated that the U.S. economy will slow to 1.8% in 2025 and 1.7% in 2026 from 2.8% in 2024, on account of greater policy uncertainty, trade tensions, and softer demand momentum.

The U.S. Federal Reserve finished the first quarter of 2025 with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from the previous quarter ending December 31, 2024. The Federal Reserve’s latest economic projections reveal expectations of slower growth and higher core inflation by the end of 2025. This partially reflects the expected impact of recently implemented U.S. tariffs and consequential retaliation. During the quarter ended March 31, 2025, the 10-year government bond yields rose 32 basis points in the United States.
Elsewhere, GDP growth in the Eurozone is estimated to have increased by 0.2% for the quarter ended March 31, 2025, while inflation moderated closer to the European Central Bank’s 2% target. The short-term benchmark interest rate set by the European Central Bank was 2.65% as of March 31, 2025, down from 3.15% as of December 31, 2024. In China, real GDP is estimated to have grown by 1.2% for the quarter ended March 31, 2025, but the economy remains subject to various headwinds, including trade policy uncertainties and concerns about its property sector. The 1-year prime rate set by the People's Bank of China was 3.10% as of March 31, 2025, unchanged from December 31, 2024.
For the quarter ended March 31, 2025, the S&P 500 was lower by 4.6%, the MSCI Europe Index higher by 5.2%, the MSCI Asia Index increased by 0.2%, and the MSCI World Index decreased by 2.1%. During the quarter ended March 31, 2025, U.S. investment grade corporate bond spreads widened by 15 basis points, whereas the high yield credit spreads increased by 65bps.
Our business continues to be well-positioned within the evolving alternative asset management landscape by leveraging a strategic and agile approach to investment opportunities. As investors seek diversification and innovative solutions, we are equipped to navigate market complexities and government policies by delivering value through disciplined strategies. Our ability to adapt to shifting economic conditions and capitalize on emerging trends ensures we remain a trusted partner in achieving long-term financial outcomes.
Products and Principal Strategies
Our products broadly fall into one of three categories: (i) long-term private funds, (ii) permanent capital vehicles and perpetual strategies, and (iii) liquid strategies. These are invested across five principal strategies: (i) renewable power and transition, (ii) infrastructure, (iii) real estate, (iv) private equity, and (v) credit.
Renewable Power and Transition
Overview
•We are one of the largest investors in renewable power and transition investments, with $125 billion of AUM and $58 billion of Fee-Bearing Capital as of March 31, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $15.8 billion as of March 31, 2025.
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
Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $214 billion of AUM and $96 billion of Fee-Bearing Capital as of March 31, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $24.6 billion as of March 31, 2025.
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

Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $272 billion of AUM and $100 billion of Fee-Bearing Capital as of March 31, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $18 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of March 31, 2025, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of office, retail, multifamily, logistics, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
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
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $147 billion of AUM and $43 billion of Fee-Bearing Capital as of March 31, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Partners L.P. (“BBU”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBU is listed on the NYSE and TSX and had a market capitalization of $5.1 billion as at March 31, 2025.
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
Credit
Overview
•We are one of the world’s largest and most experienced credit managers globally, with $321 billion of AUM and $252 billion of Fee-Bearing Capital as of March 31, 2025.
•We seek to provide flexible, specialized capital solutions to borrowers and deliver attractive risk-adjusted returns to our clients across a range of debt strategies, focusing on private credit and direct lending in areas in which we possess differentiated investment and operational capabilities.
•We have approximately 230 investment and asset management professionals globally that are focused on our credit strategies, investing across a broad spectrum of investments, leveraging the capabilities we have organically built in collaboration with the capabilities of leading credit managers with whom we partner. Our partners include:
◦Oaktree, a leader among global investment managers specializing in alternative investments, emphasizing an opportunistic, value- oriented and risk-controlled approach to investing in credit, private equity, real assets and listed equities;
◦Castlelake L.P., a global alternative investment manager specializing in asset-based private credit including aviation and specialty finance;
◦LC Financial Holdings, a leading technology-driven credit specialist with a comprehensive portfolio of businesses in the financial sector;

◦Primary Wave, a leading independent publisher of iconic and legendary music; and
◦17Capital, the go-to global source of NAV finance for investors in private equity.
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
The credit investments managed by BAM and our partner managers enable our clients to have exposure to a broad range of credit strategies, including:
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

Review of Financial Results
Income Statement Analysis
Condensed Consolidated Statement of Operations
The following table summarizes the condensed consolidated statements of operations for BAM for the three months ended March 31, 2025 and 2024:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Revenues
Base management and advisory fees	$837	$680
Incentive fees	117	106
Investment income
Carried interest allocations
Realized	—	11
Unrealized	2	(134)
Total investment income	2	(123)
Interest and dividend revenue	13	47
Interest and dividend revenue of consolidated funds	7	—
Other revenues	105	174
Total revenues	1,081	884
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(259)	(275)
Other operating expenses	(78)	(76)
General, administrative and other	(6)	(9)
Total compensation, operating, and general and administrative expenses	(343)	(360)
Carried interest allocation compensation
Realized	(33)	(23)
Unrealized	(113)	(61)
Total carried interest allocation compensation	(146)	(84)
Interest expense	(3)	(4)
Interest expense of consolidated funds	(10)	—
Total expenses	(502)	(448)
Other expenses, net	(69)	(72)
Other income, net of consolidated funds	14	—
Share of income from equity method investments	58	80
Income before taxes	582	444
Income tax expense	(75)	(71)
Net income	507	373
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	127	95
Non-controlling interest in consolidated entities	(48)	(27)
Non-controlling interests in consolidated funds	(5)	—
Net income attributable to the common stockholders	$581	$441
BAM primarily generates revenue from fees earned pursuant to contractual arrangements with funds, publicly traded vehicles, and investors as well as transaction and advisory fees. These fees include base management fees, incentive fees, and certain advisory fees. Base management fees are long-term, recurring in nature, and correspond to fundraising activity, net asset values of certain of our funds, and market capitalizations of our publicly traded vehicles, specifically BIP, BEP and BBU. Incentive fees are performance fees earned from BIP and BEP for exceeding predetermined distribution thresholds, are long-term, and are not subject to clawback.

BAM is entitled to carried interest assuming certain investment returns are achieved, as well as incentive management fees in certain of our structures where we are entitled to contractual fees from an investment fund based on achieving prescribed investment returns.
The composition of our revenues will vary based on market conditions and the cyclical nature of our businesses. Carried interest allocations generated by our funds and associated carried interest compensation are driven by the performance of the underlying investments as well as overall market conditions. Fair values are affected by changes in the fundamentals of our investments, the industries in which they operate, the overall economy, and other market conditions. The impact of fair values of our underlying investments throughout market cycles may result in material increases or decreases to carried interest generated, net of expenses.
Expenses primarily include employee base compensation, bonuses, and share-based compensation. Period over period changes in employee base compensation and bonuses generally result from changes in headcount and annual salary changes. Share-based awards are granted in the first quarter of each year and generally vest over 5 years. Equity settled compensation awards vest on a graded basis over the vesting period and cash settled share-based compensation awards are recorded at fair value quarterly based on the trading price of BAM Class A Shares. Therefore, for cash settled share-based compensation, an increase or decrease in the share price of BAM will result in share-based compensation expense or recovery.
For the three months ended March 31, 2025
Net income for the three months ended March 31, 2025 was $507 million, of which $581 million was attributable to common stockholders. This compares to net income of $373 million for the three months ended March 31, 2024, of which $441 million was attributable to common stockholders.
Revenues
Revenues for the three months ended March 31, 2025 were $1.1 billion, which represents an increase of $197 million compared to $884 million of revenue for the three months ended March 31, 2024.
Base Management and Advisory Fees
Base management and advisory fees for the three months ended March 31, 2025 were $837 million, which represents an increase of $157 million or 23% compared to the three months ended March 31, 2024. The increase was predominantly driven by incremental contributions from capital raised for our real estate and global transition flagship funds, as well as a higher trading price of BIP and BEP.
Incentive Fees
Incentive fees for the three months ended March 31, 2025, were $117 million, an increase of $11 million or 10% from the three months ended March 31, 2024, driven by higher incentive distributions earned due to growth in BIP and BEP's dividends of 6% and 5%, respectively.
Carried Interest Allocations
Realized carried interest allocations were $nil for the three months ended March 31, 2025, which represents a decrease of $11 million compared to the three months ended March 31, 2024. Realized carried interest allocations in the prior period were predominantly due to dispositions within our first real estate flagship fund and certain other real estate fund strategies. All realized carried interest income in the three months ended March 31, 2024, net of carried interest compensation related to mature funds are attributable to BN through our redeemable preferred shares.
The unrealized carried interest allocations of $2 million for the three months ended March 31, 2025 represents an increase of $136 million compared to the three months ended March 31, 2024. The change reflects higher valuations across our global transition and infrastructure flagship funds, as well as lower valuation write-downs in our real estate flagship funds.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in Net (income) loss attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $86 million for the three months ended March 31, 2025, compared to $22 million for the three months ended March 31, 2024.
Interest and Dividend Revenue
Interest and dividend revenue for the three months ended March 31, 2025 was $13 million, which represents a decrease of $34 million compared to the three months ended March 31, 2024. The decrease was due to lower interest revenue earned on our deposit with BN.

Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the three months ended March 31, 2025 was $7 million, which represents interest and dividends earned from investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Revenues
Other revenues were $105 million for the three months ended March 31, 2025, a decrease of $69 million compared to the three months ended March 31, 2024. Other revenues are largely comprised of recoverables from BN related to share and performance-based compensation as defined by the Relationship Agreement, fund expense recharges, and incentive management fees earned on certain funds. The decrease compared to the prior period was due to a reduction in incentive management fees and lower recoveries in share and performance-based compensation. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively.
Expenses
Total expenses for the three months ended March 31, 2025 were $502 million, an increase of $54 million or 12% compared to the three months ended March 31, 2024.
Compensation and Benefits
Compensation and benefits for the three months ended March 31, 2025 were $259 million, which represents a decrease of $16 million compared to the three months ended March 31, 2024. This was attributable to lower share-based compensation expense on our cash-settled awards due to a decrease in the trading price of BAM Class A Shares during the period, partially offset by higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior period at $78 million for the three months ended March 31, 2025, compared to $76 million for the three months ended March 31, 2024.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation were $146 million for the three months ended March 31, 2025, which represents an increase of $62 million compared to the three months ended March 31, 2024. This was primarily driven by higher relative valuation gains across certain infrastructure, renewable, and private equity funds compared to the prior period. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $19 million during the period.
Other Expenses, net
Other expenses, net for the three months ended March 31, 2025 was $69 million compared to $72 million in the prior period. This amount primarily consists of mark-to-market movements on our investment in BSREP III and on put and call options to acquire additional interests in Oaktree, Primary Wave, and Castlelake. The current period expense compared to the prior period was lower due to gains on the various put and call options, partially offset by valuation changes in BSREP III.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the three months ended March 31, 2025 was $14 million compared to $nil in the prior period. This represents the underlying fair value changes of investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Share of Income from Equity Method Investments
Our share of income from equity method investments was $58 million compared to $80 million in the prior period, or a decrease of $22 million. This is predominantly driven by lower earnings from our investment in Oaktree due to lower unrealized carried interest generated during the quarter, partially offset by incremental earnings from our investment in Castlelake.
Income Tax Expense
Income tax expense was $75 million for the three months ended March 31, 2025, which represents an increase of $4 million compared to the three months ended March 31, 2024. This increase was driven by changes in tax rates in certain jurisdictions in which we earn income relative to the prior period.

Net Loss Attributable to Preferred Share Redeemable Non-Controlling Interest
BAM recognizes carried interest income and associated carried interest allocation expense on mature funds within our condensed consolidated statements of operations on a gross basis. As the net carried interest generated on mature funds is attributable to BN, the net income or loss attributable to BN via the preferred shares primarily represents the change in carried interest, net of carried interest allocation expense and taxes on mature funds owing to BN.
Net loss attributable to preferred redeemable non-controlling interest was $127 million for the three months ended March 31, 2025 primarily due to lower valuations in certain mature funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest was $48 million for the three months ended March 31, 2025. BAM recognizes carried interest income on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest revenue is attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $5 million for the three months ended March 31, 2025.

Balance Sheet Analysis
Condensed Consolidated Balance Sheets
The following table presents the condensed consolidated balance sheets of BAM as at March 31, 2025 and December 31, 2024:

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$332	$404
Accounts receivable and other, net	507	483
Financial assets	209	231
Due from affiliates	3,325	2,500
Investments	8,996	9,113
Investments held for sale	—	242
Investments of consolidated funds	422	251
Deferred income tax assets	613	586
Other assets	562	347
Total assets	$14,966	$14,157

Liabilities
Accounts payable and other, net	$2,118	$1,349
Financial liabilities	302	228
Due to affiliates	917	1,092
Corporate borrowings	235	—
Borrowings of consolidated funds	404	251
Deferred income tax liabilities	97	46
Total liabilities	4,073	2,966

Preferred shares redeemable non-controlling interest	1,930	2,103

Equity
Common Stock:
Class A, no par value, unlimited authorized, 1,637,317,605 (December 31, 2024 - 1,637,156,992) issued and 1,612,540,300 (December 31, 2024 - 1,614,238,281) outstanding as at March 31, 2025	9,140	9,017
Class A held in treasury, no par value, 24,777,305 (December 31, 2024 - 22,918,711) shares as at March 31, 2025	(220)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at March 31, 2025	—	—
Retained deficit	(617)	(488)
Accumulated other comprehensive income	176	162
Additional paid-in capital	10	152
Total common equity	8,489	8,752
Non-controlling interest in consolidated entities	467	336
Non-controlling interest in consolidated funds	7	—
Total equity	8,963	9,088
Total liabilities, redeemable non-controlling interest and equity	$14,966	$14,157
As at March 31, 2025 and December 31, 2024
Assets
Total assets were $15.0 billion as at March 31, 2025, an increase of $809 million or 6% compared to December 31, 2024, due to increases in due from affiliates, partially offset by decreases in cash and cash equivalents, and investments.

Cash and Cash Equivalents
Cash and cash equivalents were $332 million as at March 31, 2025, a decrease of $72 million or 18% from December 31, 2024. This was largely due to share buybacks, the draw down of the deposit balance held with BN and funding of working capital requirements during the three months ended March 31, 2025.
Accounts Receivable and Other, Net
Accounts receivable and other, net of $507 million primarily consists of receivables from third parties and prepaid expenses. The increase of $24 million from December 31, 2024 was largely driven by the timing of collections of management fees receivable.
Financial Assets
Financial assets of $209 million primarily consists of call options to acquire additional interests in Primary Wave and Castlelake in the future and financial instruments associated with various other investments. The decrease of $22 million from December 31, 2024 was largely driven by mark-to-market valuation decreases on certain call options.
Due from Affiliates
Due from affiliates of $3.3 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The movement of $825 million from December 31, 2024 was primarily driven by receivables owing from BN associated with existing share-based compensation and carried interest compensation awards.
Investments
Investments are comprised of:
•Our approximately 15% limited partnership interest in BSREP III of $961 million;
•Our approximate 73% interest in Oaktree of $4.6 billion;
•Accumulated unrealized carried interest in our mature and new funds of $804 million and $822 million, respectively; and
•Other investments totaling $1.9 billion.
The investment in BSREP III and carried interest generated on mature funds are fully attributable to BN through their preferred shares redeemable non-controlling interest and does not impact net income attributable to common stockholders.
During the period, investments decreased by $117 million due to distributions by Oaktree and valuation changes in BSREP III.
Investments of Consolidated Funds
Investments of consolidated funds represents investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in these funds are measured at fair value. The increase of $171 million compared to December 31, 2024 was driven by additional investments made by certain consolidated funds.
Investments Held for Sale
Investments held for sale was $nil at March 31, 2025. The decrease of $242 million compared to December 31, 2024 was a result of BAM's disposition of its interest in Redwood Evergreen Fund LP for approximately $257 million during the three months ended March 31, 2025.
Liabilities
Total liabilities were $4.1 billion as at March 31, 2025, an increase of $1.1 billion or 37% compared to December 31, 2024.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The increase of $769 million compared to December 31, 2024 reflects additional existing cash-settled awards recognized upon the completion of the 2025 Arrangement, partially offset by annual bonus payments.
Financial Liabilities
Financial liabilities of $302 million primarily consists of contingent consideration associated with our investment in Castlelake and the mark-to-market of derivatives associated with put options on certain of our other investments. The increase of $74 million compared to December 31, 2024 reflects the change in value of the options during the period.

Due to Affiliates
Due to affiliates of $917 million reflects amount payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The decrease of $175 million or 16% relative to December 31, 2024 was due to the elimination of certain amounts owing as a result of the 2025 Arrangement and payments on certain of our loans payable to related parties.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represents borrowings used to finance investments within certain of our funds where BAM is required to consolidate the fund due to our economic interest. These increased borrowings of $153 million compared to December 31, 2024 was driven by borrowings made by consolidated funds to fund additional investments.
Preferred Shares Redeemable Non-Controlling Interest
BAM recognizes carried interest generated and associated carried interest allocation expense on mature funds within our condensed consolidated statements of operations. As the net carried interest generated on mature funds is all attributable to BN, this balance primarily represents the accumulated unrealized carried interest, net of carried interest allocation expense and taxes on mature funds owing to BN.
Preferred shares redeemable non-controlling interest was $1.9 billion as at March 31, 2025, a decrease of $173 million compared to $2.1 billion as at December 31, 2024. This movement was due to a decrease in unrealized carried interest on mature funds during the three months ended March 31, 2025.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $467 million as at March 31, 2025, an increase of $131 million compared to $336 million as at December 31, 2024. This increase was primarily due to a portion of carried interest generated by new funds that is owed to BN, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.
Non-Controlling Interest in Consolidated Funds
Non-controlling interest in consolidated funds was $7 million as at March 31, 2025. This represents the interests in consolidated funds owned by other parties in which BAM holds a sufficient interest to require the consolidation of the funds.
Cash Flow Statement Analysis
Review of Condensed Consolidated Statements of Cash Flows
Refer to the following table that summarizes the condensed consolidated statements of cash flows for BAM for the three months ended March 31, 2025 and 2024:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Operating activities	$265	$516
Investing activities	84	(6)
Financing activities	(422)	(580)
Change in cash and cash equivalents	$(73)	$(70)
This statement reflects activities within our consolidated operations and therefore excludes activities within non-consolidated entities.
For the three months ended March 31, 2025 and 2024
Operating Activities
During the three months ended March 31, 2025, the Company's operating activities generated cash inflows of $265 million, compared to cash inflows of $516 million in the prior period. The decrease in operating cash flows compared to the prior period was primarily due to timing and net changes in working capital, partially offset by higher cash generated from fee revenues. The prior period reflected higher operating activities associated with non-cash working capital movements.

Investing Activities
Net cash inflows from investing activities totaled $84 million, compared to outflows of $6 million in the prior period. Inflows are due to the disposition of BAM's interest in Redwood Evergreen Fund LP for $207 million, partially offset by investments made by consolidated funds totaling $151 million.
Financing Activities
Net cash outflows from financing activities totaled $422 million, compared to $580 million in the prior three month period. Both periods primarily consist of distributions to shareholders, the increase in the current period is as a result of a 15% increase in dividend distributions. This was partially offset by corporate borrowings and borrowings of consolidated funds.
Key Financial and Operating Measures
BAM prepares its financial statements in conformity with U.S. GAAP. This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our business, including for performance measurement, capital allocation and valuation purposes. BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our business. These non-GAAP financial measures should not be considered as the sole measure of BAM’s performance and should not be considered in isolation from, or as a substitute for, similar financial measures calculated in conformity with U.S. GAAP financial measures. These non-GAAP financial measures are not standardized financial measures and may not be comparable to similar financial measures used by other issuers. The financial results of BAM includes the asset management activities of Oaktree, an equity accounted affiliate, in its key financial and operating measures for our asset management business. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures”, in this report.
Non-GAAP Measures Utilized by BAM
Fee Revenues
Fee Revenues is a key metric analyzed by management to determine the growth in recurring cash flows from our business. Fee Revenues include base management fees, incentive distributions, performance fees and transaction fees. Fee Revenues exclude carried interest and revenues of consolidated funds, but include Fee Revenues earned by Oaktree. The most directly comparable measure of Fee Revenues disclosed in the financial statements is base management and advisory fees. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Fee Revenues.
Fee-Related Earnings
Fee-Related Earnings is used to provide additional insight into the operating profitability of our asset management activities. Fee-Related Earnings are recurring in nature and not based on future realization events. Fee-Related Earnings is comprised of Fee Revenues less direct costs associated with earning those fees, which include employee compensation and professional fees as well as business related technology costs, and other shared services costs. Fee-Related Earnings exclude revenues and expenses of consolidated funds. The most directly comparable measure of Fee-Related Earnings disclosed in the primary financial statements is net income. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Fee-Related Earnings.
Distributable Earnings
BAM intends to pay out approximately 90% of its Distributable Earnings to shareholders quarterly and reinvest the balance back into the business.
Distributable Earnings provides insight into earnings that are available for distribution or to be reinvested by BAM. It is calculated as the sum of its Fee-Related Earnings, realized carried interest, returns from our corporate cash and financial assets, interest expense, cash taxes, and general and administrative expenses excluding equity-based compensation expenses. The most directly comparable measure disclosed in the primary financial statements of our asset management business for Distributable Earnings is net income. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Distributable Earnings.

Supplemental Financial Measures Utilized by BAM
Assets Under Management
AUM refers to the total fair value of assets managed, calculated as follows:
•Investments that Brookfield, which includes BN, BAM, or their affiliates, either:
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

Fee-Bearing Capital Diversification
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)

By Fund Type
$262
$209
$68
$266
$213
$70
2024
2025
Long-term private funds
Permanent capital and perpetual strategies
Liquid strategies

By Business Line

$245
$45
$94
$97
$58
$252
$43
$100
$96
$58
2024
2025
Credit
Private equity
Real estate
Infrastructure
Renewable power and transition

Long-term Private Funds
As of March 31, 2025, we managed approximately $266 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
On these products, we earn:
•Diversified and long-term base management fees, typically on committed capital or invested capital, depending on the nature of the fund and where the fund is in its life,
•Transaction and advisory fees on co-investment capital that we raise and deploy alongside our long-term private funds, which vary based on transaction agreements, and
•Carried interest or performance fees, which entitle us to a portion of overall fund profits, provided that investors receive a minimum prescribed preferred return. Carried interest is typically paid towards the end of the life of a fund after capital has been returned to investors and may be subject to “clawback” until all investments have been monetized and minimum investment returns are sufficiently assured. BN is entitled to receive 33.3% of the carried interest on new sponsored funds of BAM and will retain all of the carried interest earned on our existing mature funds.
Permanent Capital and Perpetual Strategies
As of March 31, 2025, we managed approximately $213 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
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
Liquid Strategies
As of March 31, 2025, we managed approximately $70 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
On these products, we earn:
•Base management fees, which are based on committed capital or fund net asset value, and
•Performance income based on investment returns above a minimum prescribed return.
Analysis of Key Non-GAAP Financial and Operating Measures
The following section contains a discussion and analysis of key financial and operating measures utilized in managing our business, including for performance measurement, capital allocation, and valuation purposes. For further detail on our non-GAAP and performance measures, please refer to “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”, in this report.
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as at March 31, 2025 and December 31, 2024:

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Renewable power and transition	$35,021	$23,384	$—	$58,405
Infrastructure	45,575	50,664	—	96,239
Real estate	74,458	25,386	—	99,844
Private equity	36,142	6,813	—	42,955
Credit	75,048	106,864	69,712	251,624
March 31, 2025	$266,244	$213,111	$69,712	$549,067
December 31, 2024	$262,060	$208,556	$67,925	$538,541
The changes in Fee-Bearing Capital are set out in the following table for the three months ended March 31, 2025:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
December 31, 2024	$57,857	$97,050	$93,629	$45,190	$244,815	$538,541
Inflows	1,162	576	9,193	149	11,624	22,704
Outflows	—	—	(193)	—	(3,558)	(3,751)
Distributions	(705)	(842)	(1,934)	(343)	(3,221)	(7,045)
Market valuation	69	(839)	217	(161)	1,523	809
Other	22	294	(1,068)	(1,880)	441	(2,191)
Change	548	(811)	6,215	(2,235)	6,809	10,526
March 31, 2025	$58,405	$96,239	$99,844	$42,955	$251,624	$549,067
Fee-Bearing Capital was $549 billion as at March 31, 2025 compared to $539 billion as at December 31, 2024. The increase of $10.5 billion was primarily attributable to fundraising and capital deployments across our strategies, including additional closes in our fifth real estate flagship fund and the second vintage of our global transition fund. In addition, net inflows of insurance capital in BWS, fundraising in our strategic partnerships, and capital deployed in our Oaktree credit and other platform credit funds also added to our Fee-Bearing Capital.

The overall increase of Fee-Bearing Capital was partially offset by distributions to our clients, maturities of annuities, and outflows due to redemptions within our liquid and perpetual strategies.
Distributable Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Base management fees[1]	$1,182	$1,005
Incentive distributions	117	106
Transaction and advisory fees	1	2
Fee Revenues	1,300	1,113
Less: direct costs[1,2]	(583)	(533)
	717	580
Less: Fee-Related Earnings not attributable to BAM	(19)	(28)
Fee-Related Earnings[3]	$698	$552
Cash taxes	(91)	(53)
Add back: equity-based compensation costs and other income[4]	47	48
Distributable Earnings	$654	$547
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 73% ownership interest (March 31, 2024 – 68%).
4.This adjustment adds back equity-based compensation and other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income received and charges paid on related party loans, and other income.
For the three months ended March 31, 2025
Fee Revenues for the three months ended March 31, 2025 were $1.3 billion, an increase of $187 million or 17% compared to the prior period. This increase was predominantly due to an increase in base management fees of $177 million or 18%, driven by capital deployed across our credit strategies, higher Fee-Bearing Capital of BPG, and higher net asset values in certain of our credit funds. Fees earned from fundraising across the latest vintages of our flagship funds over the last twelve months also generated incremental Fee Revenues, specifically our fifth real estate fund and the second vintage of our global transition fund. Fee Revenues also increased from incremental fees as a result of earnings from certain of our partner managers, capital raised in BWS, and the AEL Mandate. These increases in base management fees were partially offset by distributions and lower net asset values in certain of our perpetual strategies and long-term private funds.
Incentive distributions increased by $11 million or 10% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Direct costs increased by $50 million or 9% from the prior period as we continue to scale our business.
Distributable Earnings were $654 million for the three months ended March 31, 2025, an increase of $107 million compared to the prior period. The increase was primarily driven by higher Fee-Related Earnings, partially offset by higher cash taxes on Fee-Related Earnings.

Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) renewable power and transition, (b) infrastructure, (c) real estate, (d) private equity, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Renewable power and transition	$58,405	$57,857
Infrastructure	96,239	97,050
Real estate	99,844	93,629
Private equity	42,955	45,190
Credit	251,624	244,815
Total Fee-Bearing Capital	$549,067	$538,541

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$538,541	$456,998
Inflows	22,704	13,412
Outflows	(3,751)	(2,751)
Distributions	(7,045)	(4,141)
Market valuation	809	(519)
Other	(2,191)	(4,374)
Change	10,526	1,627
Balance, ending	$549,067	$458,625
Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Renewable power and transition	$172	$148
Infrastructure	307	296
Real estate	318	233
Private equity	106	114
Credit	397	322
Total Fee Revenues	$1,300	$1,113

Renewable Power and Transition
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Renewable Power and Transition investment strategy as at March 31, 2025, and December 31, 2024, and Fee Revenues for the three months ended March 31, 2025 and 2024.
Fee-Bearing Capital                          Fee Revenues
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$35,021	$34,813
Permanent capital and perpetual strategies	23,384	23,044
Total Fee-Bearing Capital	$58,405	$57,857

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$57,857	$52,363
Inflows	1,162	2,346
Outflows	—	—
Distributions	(705)	(410)
Market valuation	69	(2,142)
Other	22	(824)
Change	548	(1,030)
Balance, ending	$58,405	$51,333
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee-Bearing Capital increased by $548 million or 1% to $58 billion. This increase was driven by fundraising for the second vintage of our global transition fund, inflows from BEP's issuance of medium term notes, and capital deployments across our fund strategies. These increases were partially offset by distributions to BEP's unitholders and limited partners of our long-term private funds.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$75	$64
Co-investment and other funds	1	1
	76	65
Perpetual strategies
BEP[1]	48	46
Co-investment and other funds	8	3
	56	49
Catch-up fees	3	1
Total management and advisory fees	135	115
Incentive distributions	37	33
Total Fee Revenues	$172	$148
1.BEP Fee-Bearing Capital as at March 31, 2025 is $21.4 billion (December 31, 2024 – $21.5 billion).
For the three months ended March 31, 2025
Fee Revenues increased by $24 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. Higher management fees were earned on the second vintage of our global transition fund and certain of our other perpetual funds driven by fundraising since the prior period. In addition, incentive distributions from BEP increased by $4 million due to a 5% increase in distributions compared to the prior period.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Segment Revenues	$135	$115
Segment Expenses
Compensation and benefits	(41)	(29)
Other operating expenses	(10)	(10)
Segment Earnings	$84	$76
For the three months ended March 31, 2025
Segment Earnings increased by $8 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by fundraising for the second vintage of our global transition fund and perpetual funds resulting in higher fees earned. These increases were partially offset by increased Segment Expenses due to growth in our asset management business.

Infrastructure
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Infrastructure investment strategy as at March 31, 2025, and December 31, 2024, and Fee Revenues for the three months ended March 31, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$45,575	$45,738
Permanent capital and perpetual strategies	50,664	51,312
Total Fee-Bearing Capital	$96,239	$97,050

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$97,050	$94,635
Inflows	576	706
Outflows	—	(11)
Distributions	(842)	(671)
Market valuation	(839)	(181)
Other	294	(1,203)
Change	(811)	(1,360)
Balance, ending	$96,239	$93,275
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee-Bearing Capital decreased by $811 million or 1% to $96 billion. This decrease was predominantly due to the lower market capitalization of BIP due to the decrease in its share price, distributions paid to BIP unitholders, and distributions paid to limited partners in our long-term private funds and perpetual strategies. These decreases were partially offset by fundraising and valuation increases across our perpetual strategies.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$91	$93
Co-investment and other funds	—	3
	91	96
Perpetual strategies
BIP[1]	94	94
Co-investment and other funds	42	31
	136	125
Transaction and advisory fees	—	2
Total management and advisory fees	227	223
Incentive distributions	80	73
Total Fee Revenues	$307	$296
1.BIP Fee-Bearing Capital as at March 31, 2025 is $30.6 billion (December 31, 2024 – $31.9 billion).
For the three months ended March 31, 2025
Fee Revenues increased by $11 million or 4% for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The increase was driven by capital raised and deployed by certain of our perpetual strategies as well as higher Fee Revenues from an increase in incentive distributions of $7 million predominantly due to a 6% increase in BIP's quarterly dividend.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Segment Revenues	$227	$223
Segment Expenses
Compensation and benefits	(60)	(54)
Other operating expenses	(23)	(23)
Segment Earnings	$144	$146
For the three months ended March 31, 2025
Segment Earnings decreased by $2 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The decrease in Segment Earnings was primarily due to higher Segment Expenses due to growth in our business, partially offset by higher Segment Revenues driven by capital raised and deployed by certain of our perpetual strategies.

Real Estate
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Real Estate investment strategy as at March 31, 2025, and December 31, 2024, and Fee Revenues for the three months ended March 31, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)                    FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$74,458	$69,689
Permanent capital and perpetual strategies	25,386	23,940
Total Fee-Bearing Capital	$99,844	$93,629

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$93,629	$93,444
Inflows	9,193	1,589
Outflows	(193)	(88)
Distributions	(1,934)	(924)
Market valuation	217	(441)
Other	(1,068)	(20)
Change	6,215	116
Balance, ending	$99,844	$93,560
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee-Bearing Capital increased by $6.2 billion to $100 billion. This increase was predominantly due to inflows attributable to a close in our fifth flagship fund and equity issuances in BPG. Additional closes and capital deployed across other fund strategies also contributed to our Fee-Bearing Capital. These increases were partially offset by distributions from our permanent and perpetual strategies, and earlier flagship and other private funds. Foreign exchange also lowered Fee-Bearing Capital during the period.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$124	$111
Co-investment and other funds	55	54
	179	165
Perpetual strategies
BPG[1]	54	45
Co-investment and other funds	17	20
	71	65
Catch-up fees	68	3
Transaction and advisory fees	—	—
Total Fee Revenues	$318	$233
1.BPG Fee-Bearing Capital as at March 31, 2025 is $17.9 billion (December 31, 2024 – $16.6 billion).
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee Revenues increased by $85 million or 36% relative to the three months ended March 31, 2024. This was primarily from fees earned from our long-term private funds, driven by fundraising and catch-up fees from our fifth flagship fund and an increase in fees earned by our perpetual vehicle due to the increase in Fee-Bearing Capital of BPG. These increases were partially offset by distributions and lower net asset values in certain of our perpetual strategies and long-term private funds.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Segment Revenues	$316	$233
Segment Expenses
Compensation and benefits	(98)	(87)
Other operating expenses	(32)	(28)
Segment Earnings	$186	$118
For the three months ended March 31, 2025
Segment Earnings increased by $68 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated with a close of our fifth flagship fund, partially offset by higher Segment Expenses due to growth in our business.

Private Equity
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Private Equity investment strategy as at March 31, 2025, and December 31, 2024, and Fee Revenues for the three months ended March 31, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies

■ Long-term Private Funds
■ Permanent Capital Vehicles and Perpetual Strategies
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$36,142	$37,123
Permanent capital and perpetual strategies	6,813	8,067
Total Fee-Bearing Capital	$42,955	$45,190

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$45,190	$38,849
Inflows	149	674
Outflows	—	—
Distributions	(343)	(118)
Market valuation	(161)	1,188
Other	(1,880)	(309)
Change	(2,235)	1,435
Balance, ending	$42,955	$40,284
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee-Bearing Capital decreased by $2.2 billion or 5% to $43 billion. The decrease was primarily driven by the repayment of corporate debt in BBU, distributions from our fourth flagship fund, and the lower market capitalization of BBU as a result of a decrease in its share price.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$39	$40
Other long-term funds	43	46
Co-investment and other funds	2	2
	84	88
Perpetual strategies
BBU[1]	21	23
	21	23
Catch-up fees	—	3
Transaction and advisory fees	1	—
Total Fee Revenues	$106	$114
1.BBU Fee-Bearing Capital as at March 31, 2025 was $6.8 billion (December 31, 2024 – $8.1 billion).
For the three months ended March 31, 2025
Fee Revenues decreased by $8 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. This decrease was primarily due to catch-up fees recognized in the prior period related to our sixth flagship fund and lower Fee Revenues generated on certain of our long-term funds resulting from distributions in the current period.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025		2024
Segment Revenues	$103	0	$114
Segment Expenses
Compensation and benefits	(56)		(63)
Other	(19)		(17)
Segment Earnings	$28		$34
For the three months ended March 31, 2025
Segment Earnings decreased by $6 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The decrease in Segment Earnings was primarily due to the aforementioned decrease in Segment Revenues resulting from catch-up fees recognized in the prior period and current period distributions from our funds.

Credit
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Credit investment strategy as at March 31, 2025, and December 31, 2024, and Fee Revenues for the three months ended March 31, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT MAR 31, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)

■ Long-term Private Funds
■ Perpetual Strategies
■ Liquid Strategies

■ Long-term Private Funds
■ Perpetual Strategies
■ Liquid Strategies

The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT MARCH 31, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$75,048	$74,697
Permanent capital and perpetual strategies	106,864	102,193
Liquid strategies	69,712	67,925
Total Fee-Bearing Capital	$251,624	$244,815

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Balance, beginning	$244,815	$177,707
Inflows	11,624	8,097
Outflows	(3,558)	(2,652)
Distributions	(3,221)	(2,018)
Market valuation	1,523	1,057
Other	441	(2,018)
Change	6,809	2,466
Balance, ending	$251,624	$180,173
For the three months ended March 31, 2025
During the three months ended March 31, 2025, Fee-Bearing Capital increased by $6.8 billion or 3% to $252 billion, primarily due to net inflows of insurance-related capital in BWS and capital deployed in our twelfth flagship opportunistic credit fund and other platform credit funds. In addition, valuation gains and capital deployed in certain Oaktree liquid credit funds also added to Fee-Bearing Capital. These increases were partially offset by redemptions in our liquid and perpetual strategies, and returns of capital within our Oaktree and real estate debt strategies.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Management and advisory fees
Long-term private funds	$228	$188
Permanent and perpetual strategies	105	77
Liquid strategies[1]	64	57
Transaction and advisory fees	—	—
Total Fee Revenues	$397	$322
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
For the three months ended March 31, 2025
Fee Revenues increased by $75 million or 23% for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The increase was attributable to incremental fees earned on our long-term private funds and perpetual strategies. Fees from our long-term private funds increased due to higher fees earned in our partner managers. In addition, fees from perpetual strategies increased by $28 million as a result of higher Fee-Bearing Capital driven by the AEL Mandate, and capital deployed across our private credit strategies.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025		2024
Segment Revenues	$373	0	$314
Segment Expenses
Compensation and benefits	(169)		(151)
Other	(70)		(63)
Segment Earnings	$134		$100
For the three months ended March 31, 2025
Segment Earnings increased $34 million for the three months ended March 31, 2025 relative to the three months ended March 31, 2024. The increase in Segment Earnings was primarily due to the aforementioned higher Segment Revenues partially offset by Segment Expenses due to scaling of our credit group.

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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the three months ended March 31, 2025 and 2024.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Net Income	$507	$373
Add or subtract the following:
Provision for taxes(a)	75	71
Depreciation and amortization(b)	3	4
Carried interest allocations(c)	(2)	123
Carried interest allocation compensation(c)	146	84
Other income and expenses(d)	55	72
Interest expense paid to related parties(e)	13	4
Interest and dividend revenue(e)	(20)	(47)
Other revenues(f)	(115)	(172)
Share of income from equity method investments(g)	(58)	(80)
Fee-related earnings of equity method investments at our share(g)	106	71
Compensation costs recovered from affiliates(h)	(8)	44
Fee revenues from BSREP III & other(i)	(4)	5
Fee-Related Earnings	$698	$552
Cash taxes(j)	(91)	(53)
Equity-based compensation expense and other(k)	47	48
Distributable Earnings	$654	$547
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
(d)This adjustment removes other income and expenses associated with fair value changes for consolidated entities and funds.
(e)This adjustment removes interest and charges paid or received from related party loans by consolidated entities and funds.
(f)This adjustment removes other revenues earned that are non-cash in nature.
(g)These adjustments remove our share of equity method investments' earnings, including items (a) to (f) above and include its share of equity method investments' Fee-Related Earnings.
(h)This item adds back compensation costs that will be borne by affiliates.
(i)This adjustment adds base management fees earned from funds that are eliminated upon consolidation and other items.
(j)Represents the impact of cash taxes paid by the business.
(k)This adjustment adds back equity-based compensation and other income associated with the Company's portion of partly owned subsidiaries’ investment income, realized carried interest, interest income received and charges paid on related party loans, and other income.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of management fee revenues to Fee Revenues for the three months presented.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2025	2024
Base management and advisory fees	$837	$680
Incentive fees(a)	117	106
Fee Revenues from equity method investments(b)	359	329
BSREP III Fees & other(c)	(13)	(2)
Fee Revenues	$1,300	$1,113
(a)This adjustment adds incentive distributions that are included in Fee Revenues.
(b)This adjustment adds management fees at 100% ownership.
(c)This adjustment involves base management fees earned from BSREP III and other funds that are eliminated upon consolidation.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$27	$45	$201	$51	$329	$653
Canada	46	96	15	15	9	181
United Kingdom	41	45	46	22	47	201
Other	21	41	56	18	12	148
Incentive distributions	37	80	—	—	—	117
	$172	$307	$318	$106	$397	$1,300

FOR THE THREE MONTHS ENDED MARCH 31, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$23	$49	$145	$60	$256	$533
Canada	38	87	5	16	12	158
United Kingdom	37	45	63	25	44	214
Other	17	42	20	13	10	102
Incentive distributions	33	73	—	—	—	106
	$148	$296	$233	$114	$322	$1,113

Liquidity and Capital Resources
Liquidity
BAM maintains sufficient liquidity at all times, enabling it to participate in opportunities as they arise, withstand sudden adverse changes in economic conditions, and sustain distributions. Its primary sources of liquidity, which we refer to as corporate liquidity, consist of cash, short-term financial assets, as well as the undrawn portions of the $300 million revolving credit facility established on November 8, 2022, with BN as lender, and the $750 million five-year revolving credit facility established on August 29, 2024 through bilateral agreements with a group of lenders. Both facilities are available in U.S. and Canadian dollars. U.S. dollar draws from the $300 million facility are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. U.S. dollar draws from the $750 million facility are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at March 31, 2025, BAM has drawn $235 million from the $750 million facility. The $300 million facility is undrawn.
As at March 31, 2025, corporate liquidity for BAM is $1.4 billion. This consists of $549 million in cash and short term financial assets that are convertible to cash within twelve months, as well as $815 million in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products.
The following table presents deployable capital of our asset management business:

	Corporate		Group(a)
AS AT (MILLIONS)	March 31	December 31	March 31	December 31
	2025	2024	2025	2024
Cash and financial assets, net	$549	$792	$55,143	$54,329
Undrawn committed credit facilities	815	1,050	8,983	7,928
Corporate liquidity	$1,364	$1,842	$64,126	$62,257
Uncalled private fund commitments	—	—	96,261	91,463
Total deployable capital	$1,364	$1,842	$160,387	$153,720
(a) Group deployable capital consists of: (1) corporate liquidity of the Company and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM.
Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of March 31, 2025 by period and December 31, 2024:

AS AT MARCH 31, (MILLIONS)	2025	2026	2027	2028	2029 +	Total 2025	Dec. 2024
Renewable power and transition	$181	$—	$—	$753	$20,126	$21,060	$21,015
Infrastructure	234	—	—	234	12,820	13,288	12,848
Real estate	728	1,880	—	—	17,957	20,565	15,645
Private equity	316	—	82	986	8,928	10,312	11,360
Credit	1,377	2,026	1,048	135	26,450	31,036	30,595
	$2,836	$3,906	$1,130	$2,108	$86,281	$96,261	$91,463
Approximately $52 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $520 million of additional Fee Revenues.
Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceeding the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at March 31, 2025, and December 31, 2024, and for the three months ended March 31, 2025, and 2024.

Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. These requirements have been met for the three months ended March 31, 2025.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize various financial instruments in our business to manage risk and make better use of our capital. The fair values of these instruments that are reflected on our balance sheets are disclosed in Note 6 “Fair Value Measurements of Financial Instruments” to condensed consolidated financial statements of BAM as at March 31, 2025, and December 31, 2024 and for the three months ended March 31, 2025, and 2024.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM entered into a number of related party transactions with BN and other affiliates. See Note 14 “Related Party Transactions” of the condensed consolidated financial statements of BAM as at March 31, 2025, and December 31, 2024 and for the three months ended March 31, 2025 and 2024.
BAM Dividends
The dividends paid by BAM on outstanding securities for the quarters ended March 31, 2025, and 2024 are summarized in the table below.

	Distribution per Security
	2025	2024
Per Class A Share and Class B Share	$0.4375	$0.3800

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024.
All intercompany balances and transactions have been eliminated on consolidation.
Equity Method Investments
Investments in which BAM is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. BAM has significant influence over Oaktree and other strategic partnerships and therefore accounts for these investments under the equity method.
The carrying value of equity method investments is determined based on amounts invested by BAM, adjusted for the equity in earnings or losses of the investee allocated based on the relevant agreements, less distributions received. Under the equity method of accounting, BAM's share of earnings from equity investments is included in the share of income from equity investments in the condensed consolidated statements of comprehensive income. BAM evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Refer to Note 4 “Investments” of the condensed consolidated financial statements of BAM for further details of BAM's equity method investments.

Control or Level of Influence
When determining the appropriate basis of accounting for BAM's investees, BAM makes judgments about the degree of influence that it exerts directly or through an arrangement over the investees’ relevant activities. This may include the ability to elect investee directors or appoint management. Control is obtained when BAM has the power to direct the relevant investing, financing and operating decisions of an entity and does so in its capacity as principal of the operations, rather than as an agent for other investors. Operating as a principal includes having sufficient capital at risk in any investee and exposure to the variability of the returns generated as a result of the decisions of BAM as principal. Judgment is used in determining the sufficiency of the capital at risk or variability of returns. In making these judgments, BAM considers the ability of other investors to remove BAM as a manager or general partner in a controlled partnership.
Indicators of Impairment
Judgment is applied when determining whether indicators of impairment exist when assessing the carrying values of BAM's assets, including: the determination of BAM’s ability to hold financial assets; the determination of discount and capitalization rates; and when an asset’s carrying value is above the value derived using publicly traded prices which are quoted in a liquid market.
Income Taxes
BAM makes judgments when determining the future tax rates applicable and identifying the temporary differences. Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply during the year when the assets are realized or the liabilities settled, using the tax rates and laws enacted or substantively enacted at the condensed consolidated balance sheet dates.
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
Fair Value
BAM uses fair value throughout the reporting process. For details of our accounting policies related to fair value refer to Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to condensed consolidated financial statements”. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
The fair value of the investments held by BAM's funds is the primary input to the calculation of certain of our management fees, incentive fees, performance fees and the related compensation we recognize. In the absence of observable market prices, we utilize valuation methodologies applied on a consistent basis and assumptions that we believe market participants would use to determine the fair value of the investments. For investments where little market activity exists management’s determination of fair value is based on the best information available in the circumstances, which may incorporate management’s own assumptions and involves a significant degree of judgment, and the consideration of a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The primary market risk exposure of BAM relates to its role as an asset manager of the publicly listed permanent capital vehicles and the sensitivity of base management fees earned from these affiliates due to movements in their underlying trading price. Specifically, with respect to the market risk related to base management fees earned based on the market capitalization of BEP, BIP and BBU.
Foreign Currency Risk
We have very limited exposure to foreign currency risk as a majority of our private funds are denominated in USD. This means that a majority of the Fee Revenues that we earn are paid in USD, irrespective of the local currency of our underlying investment base. Additionally, the majority of our revenues are earned in the U.S.
Interest Rate Risk
BAM has interest rate exposure through balances held with affiliates, as well as its internal revolving credit facility with BN and its external $750 million revolving credit facility, of which $235 million is drawn as at March 31, 2025. BAM earns interest income on amounts held on deposit with BN and incurs interest expense on its external and internal revolving credit facility borrowings. Interest income and expenses on these balances are at variable rates.
Credit Risk
Investors in our private funds make capital commitments to these vehicles via subscription agreements. When a private fund makes an investment, these capital commitments are then satisfied by our investors via capital contributions as prescribed under these subscription agreements. Investors in our private funds may default on their capital commitment obligations, which could have an adverse impact on our earnings or result in other negative implications to our businesses such as the requirement to deploy our own capital to cover such obligations. This impact would be magnified if the investor that does so is in multiple funds. Given the diversity and creditworthiness of our over 2,400 clients, including some of the world’s largest institutional investors, sovereign wealth funds and pension plans, we are of the view that there is not a material credit risk present in our business.
ITEM 4. CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of BAM's legal proceedings, see the section entitled “Litigation” appearing in Note 15, “Commitments and Contingencies” in BAM's condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
3.1	Articles of Brookfield Asset Management Ltd. (incorporated by reference to Exhibit 3.1 of BAM’s Form 6-K filed with the SEC on February 5, 2025).
4.1
Indenture, dated as of April 24, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 of BAM’s Form 8-K filed with the SEC on April 24, 2025).

4.2
First Supplemental Indenture, dated as of April 24, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 of BAM’s Form 8-K filed with the SEC on April 24, 2025).

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
Date: May 8, 2025

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)