Form 10-Q
period 2025-06-30
Brookfield Asset Management Ltd.
filed 2025-08-08
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 1,613,107,657 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook”, “believe”, “think”, “expect”, “potential”, “continue”, “may”, “should”, “seek”, “approximately”, “predict”, “intend”, “will”, “plan”, “estimate”, “anticipate”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. These statements identify prospective information. Important factors could cause actual results to differ, possibly materially, from those indicated in these statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.
We believe these factors include those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.
CERTAIN TERMS USED IN THIS REPORT
In this report, “BAM”, “we”, “our”, “us”, or the “Company” refers to Brookfield Asset Management Ltd. For periods prior to the closing date of the 2025 Arrangement, references to historical financial information of BAM refers to the historical financial statements of Brookfield Asset Management ULC as the “Predecessor” of BAM (“Asset Management Company”). The term “BN” means Brookfield Corporation and its subsidiaries (including the perpetual affiliates (as defined below)) other than BAM and its subsidiaries and does not, for greater certainty, include BAM, BWS (as defined below) or Oaktree (as defined below) and their affiliates. The term “Brookfield” means BAM and BN, collectively.
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
•“2025 Arrangement” has the meaning ascribed thereto in “Part I—Item 1. Financial Statements”;
•“AEL” means American Equity Investment Life Holding Company;
•“AEL Mandate” means the May 2, 2024 acquisition of AEL by BWS through its subsidiary American National Group LLC. We manage AEL insurance capital under an investment management agreement with certain of AEL's operating companies;
•“Assets Under Management” or “AUM” has the meaning ascribed thereto under “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
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

•“BPG” means Brookfield Property Group, including Brookfield Property Partners L.P. and BN’s directly held, wholly-owned real estate entities;
•“BPREP” means Brookfield Premier Real Estate Partners;
•“BPY” means Brookfield Property Partners L.P., together with its subsidiaries;
•“Brookfield REIT” means Brookfield Real Estate Income Trust;
•“BSI” means Brookfield Special Investments;
•“BSIP” means Brookfield Super-Core Infrastructure Partners;
•“BSREP” means Brookfield Strategic Real Estate Partners;
•“BWS” means Brookfield Wealth Solutions Ltd., a paired entity to BN which offers a range of retirement services, wealth protection products and tailored capital solutions;
•“Castlelake” means our 51% economic interest in Fee-Related Earnings, 7.5% interest in carried interest, 20% of returns from general partner (“GP”) commitments of Castlelake Group TopCo L.P., and 51% of GP commitments for in-market and future Castlelake funds;
•“Class A Shares” means the class A limited voting shares in the capital of BAM;
•“Class B Shares” means the class B limited voting shares in the capital of BAM;
•“consolidated funds” means certain funds in which BAM is the primary beneficiary, as defined under US GAAP, and therefore consolidates their balance sheet and results of operations;
•“corporate liquidity” consists of cash, short-term financial assets, as well as the undrawn portions of the $300 million revolving credit facility established on November 8, 2022, in which BN is the lender, and a $750 million five-year revolving credit facility established on August 29, 2024, in which we are the borrower, through bilateral agreements with a group of third party lenders, and excludes consolidated fund investments and borrowings;
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
•“GEMS Education” means our warehoused investment in a Dubai-based international education provider, Global Education Management Systems, acquired on July 12, 2024, as part of a Brookfield-led consortium of investors including BAM, BSI, BWS, and certain co-investors;
•“Group deployable capital” consists of: (1) corporate liquidity of the Company, consolidated funds, and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM;
•“mature fund” means a fund which has already significantly deployed capital upon completion of the 2022 Arrangement;
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
•“perpetual affiliates” means BEP, BIP, BBU and BPG;

•“Pinegrove Ventures” means our investment platform business of SVB Financial Group, SVB Capital (rebranded to Pinegrove Ventures after acquisition), acquired on September 26, 2024 through Pinegrove Venture Partners (“Pinegrove”), our venture investment platform formed with Sequoia Heritage;
•“Pretium” means our approximately 11% economic interest in Pretium Holdings, LP and Pretium CV Holdings, LP acquired on June 29, 2024;
•“Relationship Agreement” means the agreement dated November 8, 2022 among BN, BAM and the Asset Management Company to govern aspects of their relationship following the 2022 Arrangement, as further described under Note 1 “Organization” of the condensed consolidated financial statements of BAM;
•“Segment Earnings”, a key metric, are computed as Segment Revenues less Segment Expenses;
•“Segment Expenses”, a key metric, are direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating costs. Depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis;
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
•“SOFR” means the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (or a successor administrator);
•“Transitional Services Agreement” means the agreement dated November 8, 2022 among BN, BAM and the Asset Management Company in which the Asset Management Company provides BN and BAM services to support day-to-day corporate activities. The Asset Management Company also provides to BN, as required from time to time and on a cost recovery basis, services of its investment personnel to assist in acquisitions or other transactions undertaken by BN;
•“Uncalled Fund Commitments”, a supplemental financial measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”.
BAM prepares its financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our asset management business, including for performance measurement, capital allocation and valuation purposes. BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our asset management business. These non-GAAP financial measures should not be considered as the sole measure of BAM’s or our asset management business’ performance and should not be considered in isolation from, or as a substitute for, similar financial measures calculated in conformity with U.S. GAAP. These non-GAAP financial measures are not standardized financial measures and may not be comparable to similar financial measures used by other issuers. Non-GAAP measures include, but are not limited to: (i) Distributable Earnings, (ii) Fee Revenues, and (iii) Fee-Related Earnings. Supplemental financial measures include Fee-Bearing Capital, AUM and Uncalled Fund Commitments. The asset management business includes the asset management activities of Oaktree, an equity accounted affiliate, in its key financial and operating measures for the asset management business.
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
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as at June 30, 2025, unless otherwise noted.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$480	$404
Accounts receivable and other, net	389	483
Financial assets	290	231
Due from affiliates	3,529	2,500
Investments	9,487	9,113
Investments held for sale	—	242
Investments of consolidated funds	744	251
Deferred income tax assets	647	586
Other assets	577	347
Total assets	$16,143	$14,157

Liabilities
Accounts payable and other, net	$2,357	$1,349
Financial liabilities	402	228
Due to affiliates	990	1,092
Corporate borrowings	743	—
Borrowings of consolidated funds	507	251
Deferred income tax liabilities	114	46
Total liabilities	5,113	2,966

Preferred shares redeemable non-controlling interest	1,859	2,103

Equity
Common stock:
Class A, no par value, unlimited authorized, 1,637,684,375 (December 31, 2024 - 1,637,156,992) issued and 1,613,105,384 (December 31, 2024 - 1,614,238,281) outstanding as at June 30, 2025	9,149	9,017
Class A held in treasury, no par value, 24,578,991 (December 31, 2024 - 22,918,711) shares as at June 30, 2025	(220)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at June 30, 2025	—	—
Retained deficit	(715)	(488)
Accumulated other comprehensive income	196	162
Additional paid-in capital	60	152
Total common equity	8,470	8,752
Non-controlling interest in consolidated entities	524	336
Non-controlling interest in consolidated funds	177	—
Total equity	9,171	9,088
Total liabilities, redeemable non-controlling interest and equity	$16,143	$14,157
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Revenues
Base management and advisory fees	$815	$715	$1,652	$1,395
Incentive fees	116	106	233	212
Investment income
Carried interest allocations
Realized	—	—	—	11
Unrealized	(63)	55	(61)	(79)
Total investment income	(63)	55	(61)	(68)
Interest and dividend revenue	34	36	47	83
Interest and dividend revenue of consolidated funds	8	—	15	—
Other revenues	180	4	285	178
Total revenues	1,090	916	2,171	1,800
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(404)	(277)	(663)	(552)
Other operating expenses	(82)	(78)	(160)	(154)
General, administrative and other	(18)	(13)	(24)	(22)
Total compensation, operating, and general and administrative expenses	(504)	(368)	(847)	(728)
Carried interest allocation compensation
Realized	(17)	(24)	(50)	(47)
Unrealized	1	64	(112)	3
Total carried interest allocation compensation	(16)	40	(162)	(44)
Interest expense	(31)	(5)	(34)	(9)
Interest expense of consolidated funds	(6)	—	(16)	—
Total expenses	(557)	(333)	(1,059)	(781)
Other (expenses) income, net	(68)	24	(137)	(48)
Share of income from equity method investments	181	53	239	133
Other income, net of consolidated funds	13	—	27	—
Income before taxes	659	660	1,241	1,104
Income tax expense	(75)	(142)	(150)	(213)
Net income	$584	$518	$1,091	$891
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$99	$6	$226	$101
Non-controlling interest in consolidated entities	(54)	(29)	(102)	(56)
Non-controlling interests in consolidated funds	(9)	—	(14)	—
Net income attributable to the common stockholders	$620	$495	$1,201	$936

Earnings per share
Basic	$0.38	$0.31	$0.74	$0.59
Diluted	$0.38	$0.31	$0.74	$0.58

Weighted-average shares
Basic	1,612.6	1,603.1	1,613.0	1,593.3
Diluted	1,628.3	1,610.7	1,629.0	1,601.4
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net income	$584	$518	$1,091	$891
Equity method investments	12	—	18	(2)
Currency translation	8	(1)	16	(1)
Comprehensive income	$604	$517	$1,125	$888
Comprehensive (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$99	$6	$226	$101
Non-controlling interest in consolidated entities	(54)	(29)	(102)	(56)
Non-controlling interests in consolidated funds	(9)	—	(14)	—
Comprehensive income attributable to the common stockholders	$640	$494	$1,235	$933
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at March 31, 2025	1,612,540,300	21,280	$9,140	$(220)	$10	$(617)	$176	$8,489	$467	$7	$8,963
Net income	—	—	—	—	—	620	—	620	54	9	683
Other comprehensive income	—	—	—	—	—	—	20	20	—	—	20
Share subscriptions	366,770	—	9	—	(4)	—	—	5	—	—	5
Acquisition of treasury shares, net	198,314	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	54	(10)	—	44	9	161	214
Distributions	—	—	—	—	—	(708)	—	(708)	(6)	—	(714)
Balance at June 30, 2025	1,613,105,384	21,280	$9,149	$(220)	$60	$(715)	$196	$8,470	$524	$177	$9,171

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at March 31, 2024	1,584,695,834	21,280	$9,015	$(90)	$67	$(362)	$166	$8,796	$219	$—	$9,015
Net income	—	—	—	—	—	495	—	495	29	—	524
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)	—	—	(1)
Share subscriptions	27,804,574	—	1	—	—	—	—	1	—	—	1
Acquisition of treasury shares, net	374,082	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	56	5	—	61	—	—	61
Distributions	—	—	—	—	—	(619)	—	(619)	(4)	—	(623)
Balance at June 30, 2024	1,612,874,490	21,280	$9,016	$(90)	$123	$(481)	$165	$8,733	$244	$—	$8,977

See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	1,201	—	1,201	102	14	1,317
Other comprehensive income	—	—	—	—	—	—	34	34	—	—	34
Share subscriptions	527,383	—	12	—	(4)	—	—	8	—	—	8
Acquisition of treasury shares, net	(1,660,280)	—	—	(122)	—	—	—	(122)	—	—	(122)
Contributions	—	—	—	—	56	(13)	—	43	62	163	268
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(1,415)	—	(1,415)	(7)	—	(1,422)
Balance at June 30, 2025	1,613,105,384	21,280	$9,149	$(220)	$60	$(715)	$196	$8,470	$524	$177	$9,171

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2023	1,582,754,611	21,280	$9,014	$—	$122	$(178)	$168	$9,126	$173	$—	$9,299
Net income	—	—	—	—	—	936	—	936	56	—	992
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)	—	—	(3)
Share subscriptions	29,497,013	—	2	—	—	—	—	2	—	—	2
Acquisition of treasury shares, net	622,866	—	—	(90)	—	—	—	(90)	—	—	(90)
Contributions	—	—	—	—	1	—	—	1	19	—	20
Distributions	—	—	—	—	—	(1,239)	—	(1,239)	(4)	—	(1,243)
Balance at June 30, 2024	1,612,874,490	21,280	$9,016	$(90)	$123	$(481)	$165	$8,733	$244	$—	$8,977

See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Operating activities
Net income	$584	$518	$1,091	$891
Other expenses (income), net	26	(30)	111	24
Other income, net of consolidated funds	(13)	—	(27)	—
Share of income from equity method investments, net of cash distributions	(65)	8	(36)	(16)
Depreciation and amortization	11	3	14	7
Deferred income taxes	—	62	(4)	91
Stock-based equity awards	27	19	62	39
Unrealized carried interest allocation, net	17	(119)	88	76
Changes in investments of consolidated funds	(314)	—	(465)	—
Changes in other working capital and non-cash operating items	256	(68)	(191)	(203)
	529	393	643	909
Investing activities
Acquisitions
Investments	(522)	(391)	(533)	(391)
Acquisition of subsidiaries, net of cash acquired	—	—	6	—
Other assets	(1)	(124)	(3)	(127)
Dispositions and distributions received
Investments	3	10	38	10
Investments held for sale	30	—	237	—
Advances to related parties	—	53	—	50
	(490)	(452)	(255)	(458)
Financing activities
Distributions to common stockholders	(702)	(619)	(1,409)	(1,239)
Borrowings of consolidated funds	102	—	256	—
Issuance of related party loans	—	—	—	5
Distributions to non-controlling and redeemable non-controlling interests	(8)	(40)	(11)	(42)
Purchase of treasury shares	—	—	(116)	—
Corporate borrowings issuance, net	515	—	750	—
Contributions from parent	12	56	12	56
Capital raised from non-controlling interests	164	—	179	—
Preferred equity issuances	25	—	25	—
Issuance of tracking option	—	—	—	37
	108	(603)	(314)	(1,183)
Cash and cash equivalents
Change in cash and cash equivalents	147	(662)	74	(732)
Effect of exchange rate changes on cash and cash equivalents	1	(1)	2	(4)
Balance, beginning of period	332	2,594	404	2,667
Balance, end of period	$480	$1,931	$480	$1,931
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$4	$(6)	$2	$11
Accounts payable and other, net	(127)	(33)	(383)	(250)
Due from affiliates	293	98	176	144
Due to affiliates	73	(125)	10	(132)
Other non-cash operating items	13	(2)	4	24
	$256	$(68)	$(191)	$(203)

Supplemental disclosure of cash flow information
Income taxes paid	$32	$107	$128	$194
Interest paid	$38	$5	$50	$9
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing activities	$—	$351	$—	$351
Non-cash investing and financing activities related to 2025 Arrangement	$—	$—	$27	$—
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    ORGANIZATION
Brookfield Asset Management Ltd. (“BAM”, “we”, “our”, “us”, or the “Company”) is an alternative asset manager listed on the New York and Toronto stock exchanges under the symbol BAM. BAM focuses on renewable power and transition, infrastructure, real estate, private equity and credit, operating in various markets globally.
BAM was incorporated on July 4, 2022 and its head office is located at Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY, 10281-0221 and its registered office is located at 1055 West Georgia Street, 1500 Royal Centre, P.O. Box 11117, Vancouver, British Columbia V6E 4N7.
On February 4, 2025 BAM completed a corporate arrangement with Brookfield Corporation (“BN”), whereby BN transferred its approximately 73% interest in Brookfield Asset Management ULC (the “Asset Management Company”) to BAM in exchange for newly issued class A limited voting shares of BAM (“Class A Shares”) on a one-for-one basis (the “2025 Arrangement”). See discussion of the accounting for the 2025 Arrangement in Note 3.
The financial statements of BAM for the periods prior to February 4, 2025, the closing date of the 2025 Arrangement, reflect historical financial information of Brookfield Asset Management ULC, the accounting acquirer, as the “Predecessor” entity. For the periods thereafter, the financial statements reflect the financial position and results of the combined entity.
In addition, on July 4, 2022, the date of incorporation, the Company entered into certain agreements and arrangements, including the Relationship Agreement under which carried interest generated by BAM is allocated to BN at 100% with respect to mature funds and at 33.3% with respect to current funds, new funds and open-ended funds, through the Company’s non-controlling interest and redeemable preferred shares non-controlling interest held by BN. Further, certain employee share-based and performance-based compensation costs are recovered from BN. See discussion of the accounting for this agreement in the Other Revenues accounting policy in Note 2.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BAM have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and are presented in U.S. Dollars. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with U.S. GAAP. The results reported in these condensed consolidated financial statements should not necessarily be regarded as indicative of results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated and combined financial statements of the Asset Management Company for the year ended December 31, 2024, as filed in our Form 8-K/A dated April 3, 2025.
The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are reasonable. Such estimates include those used in determining the fair value of investments, equity accounting for investments, and the accounting for share-based and performance-based compensation. Actual results may differ from those estimates and such differences may be material.
Certain of the comparative figures have been reclassified to conform with the current year's presentation.
Consolidation
The Company consolidates all entities which it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion upon certain events. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Assets of a consolidated VIE can only be used to settle obligations of the consolidated VIE and creditors and other beneficial interest holders do not have recourse to the Company with respect to liabilities of its consolidated VIEs. For more information, the Company’s other disclosures regarding VIEs are discussed in Note 5.

The Company also consolidates the balance sheet and results of operations of certain funds in which it is the primary beneficiary.
All intercompany balances and transactions have been eliminated on consolidation.
Preferred Shares Redeemable Non-Controlling Interest
The Company has outstanding various special tracking preferred shares of certain subsidiaries of the Company (“Tracking Shares”) which provide BN with a redemption right, upon a liquidation or redemption event, to receive a preferred amount equal to the fair value of carried interest entitlement from certain tracked assets, net of any compensation related costs. These returns are realized through the payment of cumulative dividends, as and when declared by the board of directors of the relevant BAM subsidiaries. The Tracking Shares are entitled to vote, together with the common shares owned indirectly by the Company, in respect of those subsidiaries and are presented as preferred share redeemable non-controlling interest within the condensed consolidated balance sheets, outside of permanent equity.
The first series of Tracking Shares issued by Brookfield US Holdings Inc. (“BUSHI”), a subsidiary of the Company, provides BN with an economic interest equal to effectively 100% of the carried interest earned in mature funds. The first series of Tracking Shares has a redemption clause whereby BUSHI, whose board is controlled by BN, may elect to redeem the Tracking Shares upon the tenth anniversary of issuance. While the first series of Tracking Shares is not currently redeemable, the Company believes that the first series of Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such, the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period.
The second series of Tracking Shares issued by Brookfield Manager Holdings Ltd. (“BMHL”), a subsidiary of the Company, provides BN with an economic interest equal to effectively a 33.3% share of similar distributions on open-ended funds. The second series of Tracking Shares can only be redeemed upon exceptional circumstances that cause a materially adverse impact to the subsidiary. As the second series of Tracking Shares is not currently redeemable and the Company considers the above-referenced triggering event to be remote and outside of the control of the entity, the relevant redeemable non-controlling interest recognized outside of permanent equity does not require remeasurement at each reporting period.
The third series of Tracking Shares issued by BUSHI provides BN with an economic interest equal to 1.5% of certain investments held by Oaktree, an equity method investment of BAM, excluding any fee earnings, carried interest, incentive fees and performance fees of that equity method investee. The third series of Tracking Shares has a redemption clause whereby BUSHI, whose board is controlled by BN, may elect to redeem the Tracking Shares upon the tenth anniversary of issuance. While the third series of Tracking Shares is not currently redeemable, the Company believes that the third series of Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such, the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period.
BUSHI's issued share capital consists of class B senior preferred shares and class B preferred shares outstanding as at June 30, 2025, all of which are held by BN. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the BUSHI Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and entitle the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These class B preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity. Due to the currently exercisable holder redemption option, the class B senior preferred shares and class B preferred shares are presented as a part of preferred shares redeemable non-controlling interest within the Company’s condensed consolidated balance sheets, outside of permanent equity and are measured at their redemption amount plus any dividends declared and unpaid at each reporting period.
Additionally, BUSHI, as part of BAM's various share-based compensation arrangements, has issued class A preferred shares to BN. The shares rank junior to the Class B senior preferred and Tracking Shares and are redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and are non-voting. Due to the currently exercisable holder redemption option, these shares are presented as part of preferred shares redeemable non-controlling interest within the Company’s condensed consolidated balance sheets, outside of permanent equity and are measured at their redemption amount plus any dividends declared and unpaid at each reporting period.
The Company recognizes any change in the carrying amount of its preferred shares redeemable non-controlling interest in net (income) loss attributable to preferred shares redeemable non-controlling interest in its condensed consolidated statements of operations.

Non-Controlling Interest
The Company has various outstanding classes of equity interests, issued by the Company’s subsidiaries and held by BN, which have rights to priority distributions. Net income (loss) and other comprehensive income, if applicable, generated by the respective subsidiaries is allocated to non-controlling interest in consolidated entities and consolidated funds based on the substantive contractual terms of the subsidiaries’ governing agreements that specify the allocation of income or loss.
Revenue Recognition
Revenue is measured based on the amount the Company expects to be entitled to under the contract with the customer and excludes amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods and services) to the customer and is the unit of account in ASC 606 Revenue from Contracts with Customers. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, as, or when, the performance obligation is satisfied. The Company recognizes revenue when it transfers control of a product or service to a customer.
Revenues primarily consist of base management and advisory fees and incentive fees (including incentive distributions and performance fees).
Base management and advisory fees — Base management and advisory fees are comprised of base management fees and transaction, advisory and other fees and are accounted for as contracts with customers.
The Company earns base management fees from its customers at a fixed percentage of a calculation base which is typically committed capital, invested capital or net asset value. The Company identifies its customers on a fund-by-fund basis in accordance with the terms and circumstances of the individual fund. Generally, the customer is identified as the investor in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the reporting period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid.
Transaction, advisory and other fees are principally fees charged to the investors of funds indirectly through the managed funds and portfolio companies. These fees are based on a fixed percentage of enterprise value or equity value of pooled capital raised and are earned which generally coincides with when the capital is called. These fees are not tied to performance or ongoing investment management services, are not subject to clawback and are recorded in the reporting period in which the related transaction closes.
Accrued but unpaid base management and advisory fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts receivable and other, net or Due from affiliates in the condensed consolidated balance sheets.
Incentive fees — Incentive fees include incentive distributions and performance fees and are accounted for as contracts with customers.
Incentive fees are incentive payments to reward the Company for meeting or exceeding certain performance thresholds of managed entities.
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
Net Asset Value
Investment funds are typically measured using Net Asset Value (“NAV”) as a practical expedient in determining fair value and are not classified in the fair value hierarchy. The carrying value reflects a pro rata ownership percentage as indicated by NAV in the investment fund financial statements, which may be adjusted if it is determined NAV is not calculated consistent with investment company fair value principles. The underlying investments of the investment funds may have significant unobservable inputs, which may include but are not limited to, comparable multiples and weighted average cost of capital (“WACC”) rates applied in valuation models or a discounted cash flow model.

Derivatives
Derivative financial instruments under ASC 815, Derivative and Hedging are recognized on the condensed consolidated balance sheets at fair value with changes in fair value recognized in net income.
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
Investments
Investments include (i) investments held by funds which the Company controls and consolidates and (ii) the Company’s ownership interests (typically general partner interests) in nonconsolidated funds and other asset management businesses which are accounted for as equity method investments.
(i) Investments at fair value under Consolidated Funds
Investments held in consolidated funds, which are investment companies under ASC 946, Financial Services - Investment Companies, are measured at fair value as disclosed in Note 4.
(ii) Company’s ownership interests in funds and other asset management businesses accounted for as equity method investments
Investments in which the Company is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company has significant influence over certain Brookfield funds in which it invests but does not consolidate. Therefore, its investments in such Brookfield funds, which include both a proportionate and disproportionate allocation of the profits and losses, are accounted for under the equity method. The Company also has investments in equity interests of other asset management businesses that provide it with significant influence and therefore accounts for such investments using the equity method for its proportionate share of the investees' net income or losses.
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
In cases where the Company’s equity method investments provide for a disproportionate allocation of the profits and losses, the Company’s share of income (losses) from equity method investments is determined using a balance sheet approach referred to as the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued carried interest that would be due to the Company pursuant to fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either a positive performance resulting in an increase in the carried interest allocated to the general partner or a negative performance that would cause the amount due to the Company to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, such accrued carried interest will be recognized in the condensed consolidated statements of operations.
The Company has elected to account for certain equity method investments such as equity securities through the election of the fair value option under ASC 825, Financial Instruments. These are investments in limited partnerships that represent more than a minor interest in the investees where the Company does not have the practical ability to exert significant influence.
Refer to Note 4 for further details in relation to equity method investments.
Other Assets
We aggregate balances for presentation in the condensed consolidated financial statements based on the nature and function of the accounts. Specifically, we combine similar assets, to provide a clearer representation of financial position and performance during the reporting period. For the purposes of the condensed consolidated financial statements, Intangibles and Goodwill as well as Property Plant and Equipment have been presented as Other Assets.
Intangibles and Goodwill
Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from eight to fifteen years, reflecting the contractual lives of such assets. Amortization expense is included within General, administrative and other in the condensed consolidated statements of operations. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Other (expenses) income, net
Other (expenses) income, net — Other (expenses) income, net includes net unrealized gains (losses) resulting from changes in the fair value of the Company’s investments in common shares, financial instruments associated with options to acquire additional interests in various investments, and investments in its sponsored funds, as well as non-asset management related expenses.
Other income, net of consolidated funds — Other income, net of consolidated funds include net unrealized gains (losses) resulting from changes in the fair value of the Company's underlying investments and other financial instruments in its consolidated funds. Upon disposition of an investment, unrealized gains or losses are reversed and an offsetting realized gain or loss is recognized in the current period.
Income taxes
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

Related parties
In the normal course of operations, the Company enters into various transactions on market terms with related parties with amounts being recorded in due from/to affiliates. In accordance with ASC 850 Related Party Disclosures, BAM considers the nature of the relationship in assessing whether the related party meets the definition of an affiliate. Any entity that shares a common parent with BAM is considered an affiliate. This primarily includes BN, certain new and mature funds and perpetual affiliates. All other entities where either BAM or BN can exercise significant influence are considered related parties. This primarily includes BAM's or BN's equity method investees such as Oaktree, Castlelake, and BWS. Amounts owed to and by equity method investments and joint ventures are not eliminated on consolidation.
The Company has certain loans receivable and payable within due from/to affiliates which are long-term in nature. These receivables and payables are initially recognized at fair value and subsequently measured at their amortized cost bases with interest recognized using the effective interest method.
In addition to the Relationship Agreement, BN and BAM have entered into the Transitional Services Agreement (“TSA”) pursuant to which (i) BAM agrees to provide BN, on a transitional basis, certain services to support day-to-day corporate activities (including services related to finance, treasury, accounting, legal and regulatory, marketing, communications, human resources, internal audit, information technology) and (ii) BN provides, on a transitional basis, certain services to BAM. These services are provided, at cost, for a period of three years from December 9, 2022, unless extended by mutual agreement. BAM also provides to BN, as required from time to time and on a cost recovery basis, services of its investment personnel to assist in acquisitions or other transactions undertaken by BN.
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
The acquisition of substantially all of the common shares of the Asset Management Company by BAM has been accounted for as a reverse asset acquisition on the basis that the Asset Management Company, the accounting acquirer, has issued shares to acquire the net assets of BAM and substantially all of BAM’s net assets represent an interest in the Asset Management Company. The Asset Management Company is therefore the predecessor of BAM whereby BAM continues to be the registrant and its consolidated financial statements, including historical results (other than legal share capital), are that of the Asset Management Company.
Accordingly, as a result of the 2025 Arrangement, the following adjustments have been reflected in the financial results of BAM:
•the acquisition of BAM’s net assets and the effective settlement of any pre-existing relationships between the Asset Management Company and BAM; and
•the allocation of the transaction price among the acquired net assets of BAM.

The following table outlines the above:

(In US$ millions, unless otherwise noted)

Share consideration effectively transferred:
Post-Arrangement number of shares held by previous shareholders of BAM (millions)	439.8
Price of Class A Shares ($ per share)	$57.13	a
	$25,127
Transaction costs	5
Less: BAM’s investment and other relationships in the Asset Management Company	(25,099)	b, c
Total purchase consideration	$33

Fair value of net assets acquired:
Cash	$6
Due from affiliates	793
Intangible assets	215	d
Accounts payable and other	(883)
Due to affiliates	(10)
Deferred income tax liabilities	(57)	d
Non-controlling interest	(31)
	$33
a) Consideration effectively transferred
As part of the 2025 Arrangement, BN and certain of its subsidiaries transferred approximately 1,194 million common shares with a fair value of approximately $68 billion to BAM in exchange for approximately 1,194 million Class A Shares with a fair value of approximately $68 billion on a one-for-one basis. Consideration effectively transferred by the Asset Management Company has been computed as the market price of the Class A Shares on the closing date multiplied by the number of Class A Shares owned by BAM’s shareholders prior to the 2025 Arrangement.
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

4.    INVESTMENTS

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Common and preferred shares (a)	$395	$400
Investments in affiliates (b)	1,008	1,116
Accrued carried interest - mature funds (c)	600	931
Accrued carried interest - new funds (c)	963	693
Equity method investments (d)
Equity interest in Oaktree	4,711	4,612
Equity interest in Castlelake	758	538
Equity interest in other affiliates	1,052	823
	$9,487	$9,113
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.
a.As at June 30, 2025, common and preferred shares were $395 million (2024 – $400 million). Common shares primarily represents investments of $64 million (2024 – $64 million) in Brookfield Renewable Energy L.P. and $26 million (2024 – $25 million) in Brookfield Infrastructure Income Fund Inc. Preferred shares represent investments of $249 million (2024 – $249 million) in Global Education Management Systems (“GEMS Education”) and $53 million (2024 – $50 million) in Cherry Painting Company, Inc. (“Cherry Coatings”). Common and preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.

b.As at June 30, 2025, investments in affiliates are primarily comprised of an interest in Brookfield Strategic Real Estate Partners III (“BSREP III”), a fund which BAM manages, of $920 million (2024 – $1.0 billion) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities.

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
The change in BAM’s accrued carried interest for mature funds for the three and six months ended June 30, 2025 and 2024 is as follows:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$804	$1,161	$931	$1,394
Changes in fund fair values	(204)	(26)	(331)	(248)
Realized carried interest	—	—	—	(11)
Balance, ending	$600	$1,135	$600	$1,135

The change in BAM’s accrued carried interest for new funds during the three and six months ended June 30, 2025 and 2024 is as follows:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$822	$338	$693	$305
Changes in fund fair values	141	81	270	114
Balance, ending	$963	$419	$963	$419

d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company recognized its share of earnings from all of its equity method investments of $181 million (2024 – $53 million) and $239 million (2024 – $133 million) for the three and six months ended June 30, 2025, respectively within the share of income from equity method investments in its condensed consolidated statements of operations. The Company’s equity method investments include:
i.An approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
ii.An economic interest in Castlelake of $758 million (2024 – $538 million);
iii.A 49.9% economic interest in LC Financial Holdings Limited (“LCM”) of $211 million (2024 – $186 million);
iv.A 44% economic interest in PWMP Ventures LLC (“Primary Wave”) of $256 million (2024 – $147 million);
v.An approximate 11% economic interest in Pretium of $311 million (2024 - $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. For the three and six months ended June 30, 2025, a decrease of $20 million and $40 million, respectively, has been recognized on the value of the investment. For the three and six months ended June 30, 2025 an increase of $14 million and $26 million, respectively, in financial assets held by the Company associated with Pretium, partially offset the change in the value of the investment;
vi.Limited partner interests in funds of $110 million (2024 - $29 million) including Pinegrove Opportunity Partners I LP (“Pinegrove Fund”) (2025 - $106 million; 2024 - $25 million) and Strategic Investors Fund XII Cayman (“SIF XII”) (2025 - $4 million; 2024 - $4 million) and;
vii.A number of general partner interests in our private funds.
Oaktree
During the six months ended June 30, 2025, the Company increased its investment in Oaktree, resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest, which increased the Company’s economic interest in Oaktree from approximately 73% to approximately 74%. The Company accounted for the step-up in basis by allocating the excess of the purchase price over the proportionate share of the book value of the net assets acquired to the identifiable assets and liabilities, as well as goodwill. The amortization of the basis difference will be recognized over their respective useful lives of the identified assets and liabilities. The allocation to goodwill will not be amortized.

Primary Wave
During the six month period ended June 30, 2025, the Company increased its investment in Primary Wave resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest for approximately $84 million, which increased the Company’s ownership percentage in Primary Wave from approximately 35% to approximately 44%. We continue to account for our interest in Primary Wave as an equity method investment as we do not control the business.

Castlelake
During the six month period ended June 30, 2025, BAM participated in Castlelake's acquisition of Concora Super Holdco, L.P (“Concora”) for approximately $475 million. As part of this acquisition, the Company contributed cash consideration of $116 million directly to Castlelake based on the Company's proportionate ownership. Additionally, the Company contributed $81 million for a direct interest in Concora. Overall these investments entitle the Company to an indirect and direct ownership interest of approximately 43%. The Company’s direct interest in Concora has been accounted for as an equity method investment.

Pinegrove
During the six month period ended June 30, 2025, the Company invested $71 million in the Pinegrove Fund. The Company’s investment in the Pinegrove Fund has been accounted for as an equity method investment.

The summarized financial information of all of the Company’s equity method investees, in aggregate, for the three and six months ended June 30, 2025 and 2024, is as follows:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Revenues	$1,535	$684	$2,603	$1,147
Expenses	(1,297)	(886)	(2,538)	(1,859)
Net income (loss)	238	(202)	65	(712)
Net income attributable to non-controlling interest	20	1	39	12
During the six months ended June 30, 2025, BAM disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. Prior to the disposal, the investment in the fund was classified as a disposal group held for sale measured at fair value less costs to sell. During the six months ended June 30, 2025, BAM recognized a gain of $15 million, reported within Other (expenses) income, net within the condensed consolidated statements of operations upon the disposal of this investment.
Investments in Consolidated Funds
The summary of the Company's investments held in consolidated funds as at June 30, 2025 and December 31, 2024, is as follows:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2025	2024	2025	2024
Equity securities, at fair value	$498	$251	67%	100%
Debt, at fair value	246	—	33%	—%
Total investments, at fair value	$744	$251	100%	100%
As of June 30, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the Consolidated Funds, had a fair value that exceeded 5% of BAM’s total assets.
As of June 30, 2025, BAM continues to consolidate Brookfield Special Investments II (“BSI II”) and Brookfield Infrastructure Structured Solutions (“BISS”). The investments in consolidated funds are accounted for at their fair value under ASC 946 Financial Services – Investment Companies. During the six month period ended June 30, 2025, the Company, through BSI II, acquired debt and equity interests in Spring Education Group (“Spring”). On June 30, 2025, the fair value of the debt and equity interests associated with this acquisition are $246 million and $27 million, respectively.
Other income, net of consolidated funds in the condensed consolidated statements of operations, consists primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. For the three and six months ended June 30, 2025, there were $13 million and $27 million of gains recognized, respectively, from investment activities within Other income, net of consolidated funds on the condensed consolidated statements of operations (2024 – $nil).

5.    VARIABLE INTEREST ENTITIES
The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through another consolidated entity. VIEs include certain credit focused entities within the Oaktree platform, whereby the purpose of such VIEs is to provide a vehicle that allocates our share of its performance-based fees between the Company and BN, as well as certain consolidated funds where BAM is the primary beneficiary. The fundamental risks of these consolidated VIEs, mainly include loss of invested capital and performance-based fees. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As at June 30, 2025, the Company had unfunded commitments of $600 million to the consolidated funds.

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Cash and cash equivalents	$—	$—
Investments	241	1,083
Investments of consolidated funds	744	251
Other assets	—	—
Total Assets	$985	$1,334

Borrowings of consolidated funds	$507	$251
Other liabilities	—	—
Total Liabilities	$507	$251
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominately include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the three and six months ended June 30, 2025 and 2024, the Company did not provide any financial and other support to unconsolidated VIEs other than its obligated commitments.
The assets and liabilities recognized in the Company's condensed consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Investments	$679	$1,472
Due from affiliates	4	9
VIE related assets	683	1,481
Maximum exposure to loss	$683	$1,481
6.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the condensed consolidated financial statements: cash, accounts receivable and other, net, accounts payable and other, net, due to affiliates and due from affiliates.

Financial Instruments
The following tables summarizes the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as at June 30, 2025 and December 31, 2024:

	2025
AS AT JUNE 30, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$68	$—	$—	$—	$68
Financial assets	—	—	290	—	290
Investments:
Common and preferred shares	—	—	368	26	394
Investments in affiliates	—	—	—	920	920
Equity method investments under fair value option	—	—	351	—	351
Total assets at fair value	$68	$—	$1,009	$946	$2,023
Liabilities
Financial liabilities	$—	$—	$402	$—	$402
Total liabilities at fair value	$—	$—	$402	$—	$402

	2024
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$172	$—	$—	$—	$172
Financial assets	—	—	231	—	231
Investments:
Common and preferred shares	10	—	363	25	398
Investments in affiliates	—	—	—	1,026	1,026
Equity method investments under fair value option	—	—	351	—	351
Investments held for sale	—	—	242	—	242
Total assets at fair value	$182	$—	$1,187	$1,051	$2,420
Liabilities
Financial liabilities	$—	$—	$228	$—	$228
Total liabilities at fair value	$—	$—	$228	$—	$228
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

The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as at June 30, 2025 and December 31, 2024:

AS AT JUNE 30, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$290	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	368	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	351	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	402	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower

AS AT DECEMBER 31, 2024 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$231	Option pricing model	Volatility	30%- 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	363	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	351	Market approach	N/A	N/A	N/A	N/A
Investments held for sale (e)	242	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	228	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower
(a)Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)Financial assets relate to call options held by the Company to acquire additional shares of Primary Wave, LCM and Castlelake from other investors of the investee using a prescribed valuation methodology in exchange for cash, Class A Shares of BAM or BN or other forms of consideration at the discretion of the Company. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
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
(d)Equity method investments under fair value option represents an approximate 11% economic interest in Pretium of $311 million (2024 - $351 million) and an approximate 6% economic interest in Spring Education Group of $40 million (2024 - $nil), for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the condensed consolidated statements of operations.
(e)On March 27, 2025, the Company disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. As a result, for the six months ended June 30, 2025, BAM recognized a gain of $15 million, reported in other (expenses) income, net within the condensed consolidated statements of operations.
(f)Financial liabilities relate to put options held by other investors of Oaktree, Castlelake, LCM and Primary Wave under which the Company may be required to purchase additional shares of these investees using a prescribed valuation methodology in exchange for cash, Class A Shares of BAM or BN or other forms of consideration at the discretion of the Company. The balance also includes contingent consideration agreed to as part of the acquisition of certain investments and other financial derivatives. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
Level III Changes in Fair Value
During the three and six months ended June 30, 2025, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. These tables also exclude financial assets and liabilities measured at fair value on a non-recurring basis. Total realized and unrealized gains and losses recorded for Level III investments are reported in Other (expenses) income, net in the condensed consolidated statements of operations.

AS AT AND FOR THE THREE MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$209	$366	$331	$302
Fair value changes in net income	81	2	(20)	100
Purchases	—	—	40	—
Balance, ending	$290	$368	$351	$402

AS AT AND FOR THE SIX MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	59	5	—	113
Purchases	—	—	—	61
Balance, ending	$290	$368	$351	$402

AS AT AND FOR THE THREE MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Financial liabilities
Balance, beginning	$37	$102	$124
Fair value changes in net income	8	—	—
Purchases	—	(27)	—
Balance, ending	$45	$75	$124

AS AT AND FOR THE SIX MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Financial liabilities
Balance, beginning	$37	$77	$122
Fair value changes in net income	8	—	2
Purchases	—	(2)	—
Balance, ending	$45	$75	$124

Financial Instruments of Consolidated Funds
The following tables summarizes the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as at June 30, 2025 and 2024:

	2025				2024
AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$498	$498	$—	$—	$251	$251
Investments in debt	—	—	246	246	—	—	—	—
Total assets at fair value	$—	$—	$744	$744	$—	$—	$251	$251
Liabilities
Borrowings	$507	$—	$—	$507	$251	$—	$—	$251
Total liabilities at fair value	$507	$—	$—	$507	$251	$—	$—	$251
Level III Measurements of Consolidated Funds

AS AT JUNE 30, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$498	Market approach	N/A	N/A	N/A	N/A
Investments in debt	$246	Discounted cash flows	Discount rate	14% - 20%	18%	Lower
Level III Changes in Fair Value of Consolidated Funds

AS AT AND FOR THE THREE MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Investments in equity securities	Investments in debt
Balance, beginning	$422	$—
Fair value changes in net income	8	5
Purchases	68	241
Balance, ending	$498	$246

AS AT AND FOR THE SIX MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Investments in equity securities	Investments in debt
Balance, beginning	$251	$—
Fair value changes in net income	22	5
Purchases	225	241
Balance, ending	$498	$246
7.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. The margins are subject to change based on the Company's credit rating.

On April 22, 2025, BAM completed a debt offering, issuing $750 million of 10-year senior unsecured notes at a fixed interest rate of 5.795%. All or a portion of the senior unsecured notes may be redeemed at BAM's option in whole or in part, at any time and from time to time, prior to the stated maturity, at the redemption price set forth in the agreement. If a change of control triggering event occurs, subject to certain conditions, BAM will be required to make an offer to repurchase all outstanding senior unsecured notes in cash equal to 101% of the principal amount plus accrued and unpaid interest up to the date of, but not including, the date of repurchase.

BAM has the following debt obligations outstanding:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Senior unsecured notes	$750	$—	N/A	5.8%	118 months	N/A
Deferred financing costs	(7)	—	N/A	N/A	N/A	N/A
Total corporate borrowings	$743	$—
Investments in Consolidated Funds
Certain consolidated funds also maintain revolving credit facilities that are secured by the limited partner commitments of the respective fund.
The consolidated funds of BAM have the following borrowings:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$507	$251	$970	6.2% - 6.5%	3 - 6 months	0.3%
Total borrowings of consolidated funds	$507	$251
BAM was in compliance with all financial covenants associated with its corporate borrowings as of June 30, 2025 and 2024.

8.    REVENUE
The Company offers investment products on a number of strategies, specifically renewable power and transition, infrastructure, real estate, private equity, and credit, operating in more than 30 countries. The majority of base management and advisory fees are earned in the United States of America.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$32	$50	$138	$26	$75	$321
Canada	61	91	6	18	20	196
United Kingdom	44	51	65	20	4	184
Other	27	43	26	12	6	114
Incentive fees	36	80	—	—	—	116
	$200	$315	$235	$76	$105	$931

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$24	$47	$125	$31	$64	$291
Canada	39	84	5	19	14	161
United Kingdom	37	43	60	22	4	166
Other	25	40	19	13	—	97
Incentive fees	32	74	—	—	—	106
	$157	$288	$209	$85	$82	$821

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$60	$94	$316	$50	$152	$672
Canada	108	188	12	33	39	380
United Kingdom	87	97	154	41	8	387
Other	52	86	45	23	7	213
Incentive fees	73	160	—	—	—	233
	$380	$625	$527	$147	$206	$1,885

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$47	$93	$248	$59	$107	$554
Canada	77	171	10	35	26	319
United Kingdom	74	87	119	41	8	329
Other	49	82	38	24	—	193
Incentive fees	65	147	—	—	—	212
	$312	$580	$415	$159	$141	$1,607
9.    INCOME TAXES
The Company’s statutory income tax rate has remained consistent at 27% during the three months ended June 30, 2025 and 2024.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of June 30, 2025, certain of the Company's U.S and non-U.S. income tax returns for 2018 through 2024 are open to or are under examination.
10.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A Shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding restricted stock and options held by employees and non-employees that have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the three and six months ended June 30, 2025 and 2024 was calculated as follows:

FOR THE THREE MONTHS ENDED JUNE 30, (MILLIONS)	2025		2024
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$619	$—	$494	$—
Denominator
Weighted average of common stock outstanding - basic	1,612.6	—	1,603.1	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	15.7	—	7.6	—
Weighted average of common stock outstanding - diluted	1,628.3	—	1,610.7	—
Net Income per Share
Earnings per share - basic	$0.38	$0.38	$0.31	$0.31
Earnings per share - diluted	$0.38	$0.38	$0.31	$0.31

FOR THE SIX MONTHS ENDED JUNE 30, (MILLIONS)	2025		2024
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$1,199	$—	$934	$—
Denominator
Weighted average of common stock outstanding - basic	1,613.0	—	1,593.3	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	16.0	—	8.1	—
Weighted average of common stock outstanding - diluted	1,629.0	—	1,601.4	—
Net Income per Share
Earnings per share - basic	$0.74	$0.74	$0.59	$0.59
Earnings per share - diluted	$0.74	$0.74	$0.58	$0.59
The following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management stock options of BAM	4.7	7.0	3.0	4.9
Escrow shares of BAM	3.6	4.9	3.6	4.9
Total	8.3	11.9	6.6	9.8
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
The expense recognized for share-based compensation is summarized in the following table:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$11	$7	$22	$12
Escrowed Stock Plan	16	6	29	12
Restricted Stock Plan	14	13	29	24
	$41	$26	$80	$48

Expense/(Recovery) arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$88	$(6)	$21	$(2)
Restricted Share Unit Plan	—	—	—	1
	$88	$(6)	$21	$(1)
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

During the three months ended June 30, 2025, no stock options were issued. During the six months ended June 30, 2025, BAM granted 4.8 million (2024 – 6.1 million) share options at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5), 29.9% volatility (2024 – 29.2%), a weighted average expected annual dividend yield of 3.7% (2024 – 4.8%), a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25% (2024 - 25%), with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the share options granted was $53.4 million (2024 – $37.5 million).
For the three and six months ended June 30, 2025, the total expense incurred with respect to MSOP totaled $11 million and $22 million, respectively (2024 – $7 million and $12 million).
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
During the three months ended June 30, 2025, BAM did not grant any escrowed shares. During the six months ended June 30, 2025, BAM granted 3.5 million (2024 – 4.8 million) escrowed shares at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5 years), 29.9% volatility (2024 – 29.2%), a weighted average expected annual dividend yield of 3.7% (2024 – 4.8%), a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25%, with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the escrowed shares granted was $39.6 million (2024 – $29.3 million).
For the three and six months ended June 30, 2025, the total expense incurred with respect to the ES Plan totaled $16 million and $29 million, respectively (2024 – $6 million and $12 million).
Restricted Stock Plan
The Restricted Stock Plan awards executives with Class A Shares of BN and BAM purchased on the open market (“Restricted Shares”). Under the Restricted Stock Plan, Restricted Shares awarded vest over a period of up to five years, except for Restricted Shares awarded in lieu of a cash bonus, which may vest immediately. Vested and unvested Restricted Shares are subject to a hold period of up to five years. Holders of Restricted Shares are entitled to vote and to receive associated dividends. Employee compensation expense for the Restricted Stock Plan is charged against income over the vesting period.
Compensation expense for the three and six months ended June 30, 2025 was $14 million and $29 million, respectively (2024 – $13 million and $24 million).
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
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A Shares of BN and BAM at the time the conversion takes place. The fair value of the vested DSUs as at June 30, 2025 was $685 million (December 31, 2024 – $150 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the three and six months ended June 30, 2025, employee compensation expense totaled $88 million and $21 million (2024 – recovery of $6 million and $2 million).
Restricted Share Unit Plan
The Restricted Share Unit (“RSU”) Plan provided for the issuance of RSUs. Under the RSU plan, qualifying employees and directors received varying percentages of their annual incentive bonus or directors’ fees in the form of RSUs. The RSUs vest over periods of up to five years. Participants were not allowed to convert RSUs into cash until retirement or cessation of employment. The value of the RSUs, when converted into cash, was equivalent to the difference between the market price of equivalent number of Class A Shares of BN or BAM at the time the conversion takes place and the market price on the date the RSUs are granted.

During the year ended December 31, 2024, the RSU Plan was settled and participating employees and directors of BAM received a cash settlement equal to the value of the RSUs at the date of settlement or an option to acquire preferred shares in subsidiaries of BN with a redemption value equal to the value of their RSUs on the date of the settlement of the RSU plan.
The value of the outstanding options associated with the settlement of the RSU plan as at June 30, 2025 was $21 million (December 31, 2024 – $21 million) and the fair value of outstanding RSUs was $nil (December 31, 2024 – $nil).
For the three and six months ended June 30, 2025, expense associated with the RSU's totaled $nil and $nil (2024 – $nil and $1 million).
12.    PREFERRED SHARES REDEEMABLE NON-CONTROLLING INTEREST
As at June 30, 2025, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2025		2024
AS AT JUNE 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	200	$1,607	100	$1,804
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	2,520,571	63	2,520,571	63
Class A preferred	5,909,372	148	7,797,431	195
BMHL Preferred Shares	100	—	100	—
		$1,859		$2,103
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

AS AT AND FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$1,930	$2,258	$2,103	$2,166
Net issuances (redemptions)	28	(27)	29	160
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	—	—	(47)	—
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	(99)	(6)	(226)	(101)
Balance, ending	$1,859	$2,225	$1,859	$2,225
BUSHI and BMHL Tracking Shares
In December 2022, BUSHI and BMHL, subsidiaries of BAM, entered into arrangements with BN whereby BUSHI and BMHL issued preferred shares to BN in exchange for BN's holdings in BUSHI's and BMHL's common shares.
In April 2025, BUSHI entered into an arrangement with BN whereby BUSHI issued the third series of Tracking Shares to BN in exchange for $25 million of cash. The third series of Tracking Shares provides BN with an economic interest equal to 1.5% of certain investments held by Oaktree, an equity method investment of BAM, excluding any fee earnings, carried interest, incentive fees and performance fees of that equity method investee.
BUSHI Class B senior preferred and preferred shares
In addition to the Tracking Shares, BUSHI has also issued class B senior preferred shares and class B preferred shares. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividend. The class B preferred shares are redeemable at the option of both the holder and the issuer at $25 per share (the redemption amount) plus unpaid dividends. These preferred shares are non-voting and rank junior to the BUSHI tracking shares and senior to common shares of the entity, and are entitled to non-cumulative cash dividends at 6.7% per annum on their redemption amount.

Class A preferred shares
The class A preferred shares were issued by a subsidiary of BAM to BN, redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. During the six months ended June 30, 2025, 1,888,059 class A preferred shares worth $47 million were deemed to have been settled upon consolidation as a result of the 2025 Arrangement.
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
13.    NON-CONTROLLING INTEREST
Non-Controlling Interests in Consolidated Entities
Net income (loss) generated by the respective subsidiaries is allocated to non-controlling interest in consolidated entities based on the substantive contractual terms of the subsidiaries’ governing agreements that specify the allocation of income or loss. The majority of income attributable to non-controlling interest is comprised of BN's one third share of carried interest revenue generated on new funds.
The movement in the carrying value of non-controlling interest is as follows:

AS AT AND FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025		2024
Balance, beginning	$467	$219	$336		$173
Net income	54	29	102		56
Contributions	9	—	62		19
2025 Arrangement	—	—	31		—
Distributions	(6)	(4)	(7)		(4)
Balance, ending	$524	$244	$524	$—	$244
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds. Dividends reinvested and in-kind contributions or distributions are non-cash in nature and have been presented on a gross basis in the table below.

AS AT AND FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$7	$—	$—	$—
Net income	9	—	14	—
Contributions	161	—	163	—
Balance, ending	$177	$—	$177	$—
14.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions and derives substantially all of its revenue from the provision of asset management services to affiliates and related parties. During the three and six months ended June 30, 2025, the Company recorded revenues of $1.1 billion (2024 – $0.9 billion) and $2.1 billion (2024 – $1.7 billion) with affiliates and related parties on its condensed consolidated statements of operations.
BAM also has investment management agreements with the funds that it manages. In accordance with these agreements, these funds may bear certain operating costs and expenses which are initially paid by BAM and subsequently reimbursed by the funds.

Due from affiliates and due to affiliates consisted of the following:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Due from affiliates
Operating and loan receivables	$1,850	$1,768
Receivables from affiliates related to share and cash-based compensation	1,679	732
	$3,529	$2,500

Due to affiliates
Operating and loan payables	$927	$897
Payables to affiliates related to share and cash-based compensation	63	195
	$990	$1,092
Due from affiliates
Due from affiliates of $3.5 billion (2024 – $2.5 billion) consists of $1.9 billion (2024 – $1.8 billion) of receivables from affiliates and related parties which are primarily comprised of base management fees and fund expense reimbursements.
Due from affiliates also includes working capital facilities, and other outstanding credit facilities provided in the normal course of business. Loans to affiliates are unsecured with floating rates of SOFR plus 235 bps or a fixed interest rate of 0.9% to 3.8%. Maturities on loans to related parties range from 2025 to 2057. The loans were generally issued to finance acquisitions and fund commitments.
The remaining $1.7 billion (2024 - $0.7 billion) represents receivables from affiliates related to share and cash-based compensation. As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated under the Relationship Agreement relating to these instruments is recognized as other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest. During the three and six months ended June 30, 2025, BAM recognized recharges of $125 million (2024 – recovery of $44 million) and $164 million (2024 – recharge of $47 million) respectively, in the condensed consolidated statements of operations under this arrangement.
Due to affiliates
Due to affiliates of $990 million (2024 – $1.1 billion) consists of operating and loan payables to affiliates and related parties and payables to affiliates related to share and cash-based compensation. Operating payables are for services received in the normal course of business. Loans payables to affiliates and related parties are unsecured with a fixed interest rate of 6.8% to 10.2%. The loans were generally issued for working capital management. The payables to affiliates related to share and cash-based compensation relate to certain adjustments to share and cash-based compensation amounts under the Relationship Agreement as described above.
For the three and six months ended June 30, 2025 the Company recognized tax attributes purchased from a related party of $32 million (2024 – $38 million) and $70 million (2024 – $76 million), respectively. This amount is recorded as loans payable in due to affiliates.
Other related party transactions
During the six months ended June 30, 2025 BAM settled the outstanding tracking option. As a result, as at June 30, 2025, the carrying amount of these options is $nil (December 31, 2024 – $75 million).
In the normal course of business, BAM may periodically assign or transfer balances to related parties. During the six months ended June 30, 2025, BAM assigned a loan of $117 million to a related party at market terms.
15.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.1 billion has been funded as at June 30, 2025 (2024 – $2.1 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. As at June 30, 2025, the Company had $1.7 billion of such commitments outstanding (December 31, 2024 – $3.3 billion).

The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at June 30, 2025, the Company has drawn $nil on the $750 million facility.
Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As at June 30, 2025, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees to assist the general partners of specific funds in securing financing. In the event that the general partners default on their financing obligations, the Company will be liable for outstanding payments under the guarantees. As at June 30, 2025, the Company had $239 million of such guarantees outstanding (December 31, 2024 – $300 million).
Contingencies
Carried interest clawback
Carried interest is realized when an underlying investment is profitably disposed of after the fund’s cumulative returns have met a certain threshold for return of capital. When applicable, the Company records a liability for potential clawback obligations due to changes in the unrealized value of a fund’s remaining investments and where the Company has previously received carried interest distributions.
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as at June 30, 2025 and December 31, 2024.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of June 30, 2025 there was no material outstanding litigation.
The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such legal actions, based on information known by management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially affect its results of operations, balance sheet or cash flows.
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

16.    SEGMENT REPORTING
The Company operates through five distinct operating segments that earn management fees from each respective investment strategy. The performance of these segments is reviewed by the Chief Executive Officer who acts as the Chief Operating Decision Maker (“CODM”). The CODM uses internal management reports to assess performance and allocate resources, and the information provided herein is consistent with the Company's internal reporting structure and information reviewed by the CODM on a regular basis. The Company's operating segments are comprised of:
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
•Real Estate: Includes the management of our opportunistic real estate flagship fund series and secondaries strategy. In addition, we manage Brookfield Property Group (“BPG”) and certain other perpetual funds focused on core plus assets and a non-traded REIT.
•Private Equity: Includes managing our global opportunistic flagship funds, special investments strategy, secondaries strategy, thematic private equity strategies and regional private equity strategies. In addition, we manage Brookfield Business Partners L.P. (“BBU”) which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services listed on the NYSE and TSX.
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
Segment Revenues
Segment Revenues is a key metric analyzed by the CODM to determine the growth in recurring cash flows from our asset management business. Segment Revenues include base management fees, advisory fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of segment earnings of our partner managers. See below for our reconciliation of total revenues as presented on the condensed consolidated statements of operations to Segment Revenues.

	Three Months Ended		Six Months Ended
FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	2025	2024	2025	2024
Revenues
Total Revenues	$1,090	$916	$2,171	$1,800
Add: Fee revenues of equity method investments(a)	331	290	661	642
Less: Incentive distributions	(116)	(106)	(233)	(212)
Less: Carried interest allocations(b)	63	(55)	61	68
Less: Interest and dividend revenue	(34)	(36)	(47)	(83)
Less: Interest and dividend revenue of consolidated funds	(8)	—	(15)	—
Less: Other revenues(d)	(47)	70	(173)	(93)
Less: Costs recovered from affiliates(c)	(137)	(45)	(129)	(89)
Total Segment Revenues	$1,142	$1,034	$2,296	$2,033

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

Segment Expenses
Segment Expenses reflect direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating expenses. Expenses such as depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are not reflective of segment performance and are therefore excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis. See below for our reconciliation of total expenses as presented on the condensed consolidated statements of operations to Segment Expenses.

	Three Months Ended		Six Months Ended
FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	2025	2024	2025	2024
Expenses
Total Expenses	$557	$333	$1,059	$781
Add: Expenses of equity method investments(a)	219	219	450	444
Less: Costs recovered from affiliates(b)	(137)	(45)	(129)	(89)
Less: Total carried interest allocation compensation(c)	(16)	40	(162)	(44)
Less: Depreciation and amortization(d)	(11)	(3)	(14)	(7)
Less: Interest expense	(31)	(5)	(34)	(9)
Less: Other costs(e)	—	(12)	(1)	(24)
Less: Interest expense of consolidated funds	(6)	—	(16)	—
Total Segment Expenses	$575	$527	$1,153	$1,052

(a) This adjustment adds expenses associated with Segment Revenues of equity method investments.
(b) This adjustment removes the impact of compensation costs that will be borne by affiliates.
(c) These adjustments remove the impact of both unrealized and realized carried interest compensation expense.
(d) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets.
(e) This adjusts for the impact of non-asset management costs related to non-recurring costs not core to the asset management business.
Total Segment Expenses is comprised of the following major categories:

	Three Months Ended		Six Months Ended
FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	2025	2024	2025	2024
Total segment compensation and benefits	$421	$390	$845	$774
Total segment facilities, technology and professional fees	86	90	175	172
Total segment travel and other operating expenses	68	47	133	106
Total Segment Expenses	$575	$527	$1,153	$1,052
Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.

The following tables present the financial data for the Company’s five segments for the three and six months ended June 30, 2025 and 2024:

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$161	$235	$259	$110	$377	$1,142
Segment Expenses
Compensation and benefits	(38)	(64)	(91)	(58)	(170)	(421)
Facilities, technology and professional fees	(7)	(14)	(19)	(16)	(30)	(86)
Travel and other operating expenses(a)	(9)	(9)	(10)	(8)	(32)	(68)
Segment Earnings	$107	$148	$139	$28	$145	$567

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$122	$217	$238	$123	$334	$1,034
Segment Expenses
Compensation and benefits	(30)	(51)	(87)	(58)	(164)	(390)
Facilities, technology and professional fees	(5)	(13)	(21)	(12)	(39)	(90)
Travel and other operating expenses(a)	(5)	(6)	(8)	(6)	(22)	(47)
Segment Earnings	$82	$147	$122	$47	$109	$507

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition		Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$296		$462	$575	$213	$750	$2,296
Segment Expenses
Compensation and benefits	(79)	—	(124)	(189)	(114)	(339)	(845)
Facilities, technology and professional fees	(12)		(28)	(41)	(30)	(64)	(175)
Travel and other operating expenses(a)	(15)		(17)	(20)	(13)	(68)	(133)
Segment Earnings	$190		$293	$325	$56	$279	$1,143

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total Segments
Segment Revenues	$237	$440	$471	$237	$648	$2,033
Segment Expenses
Compensation and benefits	(59)	(105)	(174)	(121)	(315)	(774)
Facilities, technology and professional fees	(11)	(29)	(41)	(23)	(68)	(172)
Travel and other operating expenses(a)	(9)	(13)	(16)	(12)	(56)	(106)
Segment Earnings	$158	$293	$240	$81	$209	$981

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually are 10% or more of total Segment Expenses.

See below for our reconciliation of income before taxes as presented on the condensed consolidated statements of operations to Segment Earnings.

	Three Months Ended		Six Months Ended
FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	2025	2024	2025	2024
Income before taxes	$659	$660	$1,241	$1,104
Depreciation and amortization(a)	11	3	14	7
Carried interest allocations(b)	63	(55)	61	68
Carried interest allocation compensation(b)	16	(40)	162	44
Other income, net of consolidated funds	(13)	—	(27)	—
Other (expenses) income, net(c)	68	(24)	137	48
Other costs and non-asset management related items(d)	(4)	41	(16)	20
Interest expense of consolidated funds	6	—	16	—
Interest expense	31	5	34	9
Interest and dividend revenue of consolidated funds	(8)	—	(15)	—
Interest and dividend revenue	(34)	(36)	(47)	(83)
Other revenues(e)	(43)	41	(156)	(89)
Share of income from equity method investments(f)	(181)	(53)	(239)	(133)
Segment Earnings from equity method investments(f)	112	71	211	198
Incentive fees	(116)	(106)	(233)	(212)
Total Segment Earnings	$567	$507	$1,143	$981

(a) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets.
(b) These adjustments remove the impact of both unrealized and realized carried interest allocations and the associated compensation expense.
(c) This adjustment removes other income and expenses associated with fair value changes.
(d) This adjustment removes the impact of other costs and non-asset management related items such as non-recurring restructuring costs that are not considered part of the ongoing asset management business.
(e) This adjustment adds back other revenues related to the recovery of compensation costs.
(f) These adjustments remove our share of income from equity method investments, included in items (a) to (e) above and includes our share of Segment Earnings from equity method investments.
17.    SUBSEQUENT EVENTS
Quarterly Dividend
On August 5, 2025, the board of directors of BAM declared a quarterly dividend of $0.4375 per share, payable on September 29, 2025 to shareholders of record as at the close of business on August 29, 2025.
Sale of Assets to Seed New Evergreen Private Equity Strategy
On July 3, 2025, the Company agreed to sell part of its interest in GEMS Education and Spring Education Group (“Seed Assets”) to a new evergreen private equity strategy, Brookfield Private Equity Fund L.P. (“BPEF”), that will be managed by the Company. In exchange for the Seed Assets, the Company will receive units in BPEF with an initial redemption value of approximately $94 million, which approximates the fair value of the Seed Assets.

Angel Oak
On April 1, 2025, BAM entered into an agreement to acquire a 50.1% stake in Angel Oak Companies, a leading asset manager focused primarily on residential mortgage strategies, for $145 million. We expect the transaction to close in the second half of 2025.

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
Business Environment
Our asset management business is affected by the financial market and economic conditions in the various countries and regions in which we operate. Price fluctuations within equity, credit, interest rates and foreign exchange markets can be volatile and mixed across the various geographies, which can have a substantial impact on the performance of our business in various ways.

In terms of economic conditions in the U.S., real gross domestic product (“GDP”) is estimated to have grown by 2.6% for the quarter ended June 30, 2025, compared to a contraction of 0.5% for the quarter ended March 31, 2025. U.S. inflation eased in the second quarter of 2025 with estimates reporting that the annual U.S. inflation rate increased to 2.7% as of June 30, 2025, compared to 2.4% as of March 31, 2025. The U.S. unemployment rate has dropped to 4.1% in June 2025, according to data from the U.S. Bureau of Labor Statistics. As of July 2025, the International Monetary Fund estimated that the U.S. economy will slow to 1.9% in 2025 and 2.0% in 2026 from 2.8% in 2024, on account of greater policy uncertainty, trade tensions, and softer demand momentum.
The U.S. Federal Reserve finished the second quarter of 2025 with a benchmark interest rate target range of 4.25% to 4.50%, unchanged from the previous quarter ending March 31, 2025. The Federal Reserve's latest economic projections reveal expectations of slower growth and higher core inflation by the end of 2025. This partially reflects the expected impact of U.S. tariffs and consequential retaliation. During the quarter ended June 30, 2025, the 10-year government bond yields rose 0.5% in the United States.
Outside the U.S., GDP growth in the Eurozone is estimated to have increased by 0.2% for the quarter ended June 30, 2025, while inflation is expected to be below the European Central Bank’s 2% target at 1.7%. The short-term benchmark interest rate set by the European Central Bank was 2.15% as of June 30, 2025, down from 2.65% as of March 31, 2025.
For the quarter ended June 30, 2025, the S&P 500 was up by 10.6%, the MSCI Europe Index was up by 1.0%, the MSCI Asia Index was up by 11.7%, and the MSCI World Index was up by 11.0%. During the quarter ended June 30, 2025, U.S. investment grade corporate bond spreads (BofA US Corporate Bond Index) tightened by 9 basis points, and the high yield credit spreads were down by 59 basis points.
Our business remains well-positioned within the alternative asset management landscape by leveraging a strategic and agile approach to investment opportunities. As investors seek diversification and innovative solutions, we are equipped to navigate market complexities and evolving government policies, by delivering value through disciplined strategies. Our ability to adapt to shifting economic conditions and capitalize on emerging trends ensures we remain a trusted partner in achieving long-term financial outcomes.
Products and Principal Strategies
Our products broadly fall into one of three categories: (i) long-term private funds, (ii) permanent capital vehicles and perpetual strategies, and (iii) liquid strategies. These are invested across five principal strategies: (i) renewable power and transition, (ii) infrastructure, (iii) real estate, (iv) private equity, and (v) credit.
Renewable Power and Transition
Overview
•We are one of the largest investors in renewable power and transition investments, with $137 billion of AUM and $64 billion of Fee-Bearing Capital as of June 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $18.1 billion as of June 30, 2025.

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
•Wind operations that use turbines to create electricity; and
•Sustainable solutions including nuclear services, renewable natural gas, carbon capture and storage, recycling, cogeneration biomass, power transformation, and sustainable aviation fuel.
Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $222 billion of AUM and $100 billion of Fee-Bearing Capital as of June 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $27.6 billion as of June 30, 2025.
•We manage Brookfield Super-Core Infrastructure Partners (“BSIP”), which is our perpetual infrastructure private fund strategy. In this product offering, we invest on behalf of our clients in core infrastructure assets in developed markets, with a focus on yield, diversification, and inflation-protection.
•We also manage Brookfield Infrastructure Income Fund ("BII"), a semi-liquid infrastructure strategy, offering private wealth investors access to our best-in-class infrastructure platform.
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

Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $278 billion of AUM and $102 billion of Fee-Bearing Capital as of June 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $18 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of June 30, 2025, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of office, retail, multifamily, logistics, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
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
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $150 billion of AUM and $43 billion of Fee-Bearing Capital as of June 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Partners L.P. (“BBU”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBU is listed on the NYSE and TSX and had a market capitalization of $5.3 billion as at June 30, 2025.
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
•Operationally intense industrial businesses that benefit from a strong competitive position, including a leading global provider of advanced automotive battery technology, a leading global aviation services and leasing business, and a leading manufacturer of engineered components for industrial trailers and other towable equipment providers, among others; and
•Essential services providers, including the largest private sector residential mortgage insurer in Canada, a leading value-add distributor of telecom equipment, a leading provider of software and technology services to automotive dealers, one of the largest private school operators globally, and a leading American private education company.
Credit
Overview
•We are one of the world’s largest and most experienced credit managers globally, with $332 billion of AUM and $254 billion of Fee-Bearing Capital as of June 30, 2025.
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
•We have approximately 230 investment and asset management professionals globally that are focused on our credit strategies, investing across a broad spectrum of investments, leveraging the capabilities we have organically built in collaboration with the capabilities of leading credit managers with whom we partner. Our partners include:
◦Oaktree, a leader among global investment managers specializing in alternative investments, emphasizing an opportunistic, value- oriented and risk-controlled approach to investing in credit, equity and real estate
◦Castlelake L.P., a global alternative investment manager specializing in asset-based private credit including aviation and specialty finance;
◦LC Financial Holdings, a leading technology-driven credit specialist with a comprehensive portfolio of businesses in the financial sector;
◦Primary Wave, a leading independent publisher of iconic and legendary music; and

◦17Capital, the go-to global source of NAV finance for investors in private equity.
Our Products
•Our flagship opportunistic credit strategy, Global Opportunities, aims to generate consistently strong risk adjusted returns by investing in a diverse set of opportunities including distressed liquid credit, rescue financings, debtor-in-possession loans, bankruptcy exits, loan portfolios, platform investments, and opportunistic capital solutions in key economic regions across the globe.
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

Review of Financial Results
Income Statement Analysis
Condensed Consolidated Statement of Operations
The following table summarizes the condensed consolidated statements of operations for BAM for the three and six months ended June 30, 2025 and 2024:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Revenues
Base management and advisory fees	$815	$715	$1,652	$1,395
Incentive fees	116	106	233	212
Investment income
Carried interest allocations
Realized	—	—	—	11
Unrealized	(63)	55	(61)	(79)
Total investment income	(63)	55	(61)	(68)
Interest and dividend revenue	34	36	47	83
Interest and dividend revenue of consolidated funds	8	—	15	—
Other revenues	180	4	285	178
Total revenues	1,090	916	2,171	1,800
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(404)	(277)	(663)	(552)
Other operating expenses	(82)	(78)	(160)	(154)
General, administrative and other	(18)	(13)	(24)	(22)
Total compensation, operating, and general and administrative expenses	(504)	(368)	(847)	(728)
Carried interest allocation compensation
Realized	(17)	(24)	(50)	(47)
Unrealized	1	64	(112)	3
Total carried interest allocation compensation	(16)	40	(162)	(44)
Interest expense	(31)	(5)	(34)	(9)
Interest expense of consolidated funds	(6)	—	(16)	—
Total expenses	(557)	(333)	(1,059)	(781)
Other (expenses) income, net	(68)	24	(137)	(48)
Share of income from equity method investments	181	53	239	133
Other income, net of consolidated funds	13	—	27	—
Income before taxes	659	660	1,241	1,104
Income tax expense	(75)	(142)	(150)	(213)
Net income	$584	$518	$1,091	$891
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$99	$6	$226	$101
Non-controlling interest in consolidated entities	(54)	(29)	(102)	(56)
Non-controlling interests in consolidated funds	(9)	—	(14)	—
Net income attributable to the common stockholders	$620	$495	$1,201	$936
BAM primarily generates revenue from fees earned pursuant to contractual arrangements with funds, publicly traded vehicles, and investors, as well as transaction and advisory fees. These fees include base management fees, incentive fees, and certain advisory fees. Base management fees are long-term, recurring in nature, and correspond to fundraising activity, net asset values of certain of our funds, and market capitalizations of our publicly traded vehicles, specifically BIP, BEP and BBU. Incentive fees are performance fees earned from BIP and BEP for exceeding predetermined distribution thresholds, are long-term, and are not subject to clawback.

BAM is entitled to carried interest assuming certain investment returns are achieved, as well as incentive management fees in certain of our structures where we are entitled to contractual fees from an investment fund based on achieving prescribed investment returns.
The composition of our revenues will vary based on market conditions and the cyclical nature of our businesses. Carried interest allocations generated by our funds and associated carried interest compensation are driven by the performance of the underlying investments, as well as overall market conditions. Fair values are affected by changes in the fundamentals of our investments, the industries in which they operate, the overall economy, and other market conditions. The impact of fair values of our underlying investments throughout market cycles may result in material increases or decreases to carried interest generated, net of expenses.
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
For the three months ended June 30, 2025 and 2024
Net income for the three months ended June 30, 2025 was $584 million, of which $620 million was attributable to common stockholders. This compares to net income of $518 million for the three months ended June 30, 2024, of which $495 million was attributable to common stockholders.
Revenues
Revenues for the three months ended June 30, 2025 were $1.1 billion, which represents an increase of $174 million or 19% compared to $916 million of revenue for the three months ended June 30, 2024.
Base Management and Advisory Fees
Base management and advisory fees, for the three months ended June 30, 2025 were $815 million, which represents an increase of $100 million or 14% compared to the three months ended June 30, 2024. Management fee revenues increased by $29 million from capital raised for our latest global transition fund, $17 million from capital raised for our latest real estate flagship fund, and $17 million from insurance capital inflows from BWS. In addition, management fees increased $16 million from an increase in the trading price of BIP and $13 million due to NAV increases of BPG.
Incentive Fees
Incentive fees for the three months ended June 30, 2025, were $116 million, an increase of $10 million or 9% from the three months ended June 30, 2024, driven by a 6% growth in BIP dividends of $6 million and 5% growth in BEP dividends of $4 million.
Carried Interest Allocations
Realized carried interest allocations were $nil for the three months ended June 30, 2025 and the three months ended June 30, 2024. Realized carried interest allocations on mature funds are attributed to BN through our redeemable preferred shares.
The unrealized carried interest allocation of $63 million for the three months ended June 30, 2025 represents a net decrease of $118 million compared to the three months ended June 30, 2024. The gross decrease of $189 million compared to the prior period reflects lower relative valuations across mature real estate flagship funds and various private equity funds. This was partially offset by a gross increase of $71 million in unrealized carried interest driven by changes in fund valuations associated with our infrastructure flagship funds for $47 million and our global transition flagship funds for $24 million.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net (income) loss attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM was $94 million for the three months ended June 30, 2025, compared to $54 million for the three months ended June 30, 2024.
Interest and Dividend Revenue
Interest and dividend revenue for the three months ended June 30, 2025 was $34 million, which represents a decrease of $2 million compared to the three months ended June 30, 2024. The decrease was due to lower interest revenue earned on our deposit with BN.
Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the three months ended June 30, 2025 was $8 million, which represents interest and dividends earned from investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.

Other Revenues
Other revenues were $180 million for the three months ended June 30, 2025, an increase of $176 million compared to the three months ended June 30, 2024. Other revenues are largely comprised of recoverables from BN related to share and performance-based compensation as defined by the Relationship Agreement, fund expense recharges, and incentive management fees earned on certain funds. Of the total increase, $103 million was due to a higher recoveries in share and performance-based compensation. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. The increase was also driven by incremental recoveries of $44 million associated with carried interest compensation for legacy funds and an additional $33 million in recoveries of operating expenses from related parties.
Expenses
Total expenses for the three months ended June 30, 2025 were $557 million, an increase of $224 million or 67% compared to the three months ended June 30, 2024.
Compensation and Benefits
Compensation and benefits for the three months ended June 30, 2025 were $404 million, which represents an increase of $127 million compared to the three months ended June 30, 2024. An increase of $103 million was attributable to higher share and performance-based compensation expense on our cash-settled awards due to an increase in the trading price of BAM Class A Shares during the period. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior period at $82 million for the three months ended June 30, 2025, compared to $78 million for the three months ended June 30, 2024.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation were $16 million for the three months ended June 30, 2025, which represents a change of $56 million compared to the three months ended June 30, 2024. This was primarily driven by higher relative valuation gains across certain infrastructure and private equity funds compared to the three months ended June 30, 2024. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds during the period was $4 million.
Other (Expenses) Income, net
Other (expenses) income, net for the three months ended June 30, 2025 totaled $68 million compared to other income of $24 million in the prior period. This was driven by a mark-to-market decrease of $55 million compared to the prior period on our investment in BSREP III, and the remaining movement was due to mark-to-market movements on put and call options to acquire additional interests in Oaktree, Primary Wave, LCM and Castlelake.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the six months ended June 30, 2025 was $13 million compared to $nil in the prior period. This represents the underlying fair value changes of investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Share of Income from Equity Method Investments
Our share of income from equity method investments was $181 million compared to $53 million in the prior period, an increase of $128 million. This is predominantly driven by higher earnings of $103 million from our investment in Oaktree due to carried interest earned on legacy funds, as well as $17 million earned from our investment in Castlelake which we acquired in September 2024.
Income Tax Expense
Income tax expense was $75 million for the three months ended June 30, 2025, which represents a decrease of $67 million compared to the three months ended June 30, 2024. The decrease in income tax expense was predominantly a result of lower taxable income reported by our business compared to the prior period.
Net (Income) Loss Attributable to Preferred Share Redeemable Non-Controlling Interest
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

Net loss attributable to preferred redeemable non-controlling interest was $99 million for the three months ended June 30, 2025 primarily due to lower valuations in certain mature real estate funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest of consolidated entities was $54 million for the three months ended June 30, 2025. BAM recognizes carried interest income on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest revenue is attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $9 million for the three months ended June 30, 2025.
For the six months ended June 30, 2025 and 2024
Net income for the six months ended June 30, 2025 was $1.1 billion, of which $1.2 billion was attributable to common stockholders. This compares to net income of $891 million for the six months ended June 30, 2024, of which $936 million was attributable to common stockholders.
Revenues
Revenues for the six months ended June 30, 2025 were $2.2 billion, which represents an increase of $371 million or 21% compared to $1.8 billion of revenue for the six months ended June 30, 2024.
Base Management and Advisory Fees
Base management and advisory fees for the six months ended June 30, 2025 were $1.7 billion, which represents an increase of $257 million or 18% compared to the six months ended June 30, 2024. Management fee revenues increased by $100 million from capital raised for our latest real estate flagship fund, $45 million from capital raised for our latest global transition fund, and $50 million from insurance capital inflows from BWS. In addition, management fees increased $16 million from a higher trading price of BIP.
Incentive Fees
Incentive fees for the six months ended June 30, 2025, were $233 million, an increase of $21 million or 10% from the six months ended June 30, 2024, driven by a 6% growth in BIP dividends of $13 million and 5% growth in BEP dividends of $8 million.
Carried Interest Allocations
Realized carried interest allocations were $nil for the six months ended June 30, 2025, which represents a net decrease of $11 million compared to the six months ended June 30, 2024. Realized carried interest allocations in the prior period were predominantly due to dispositions within our first real estate flagship fund and certain other real estate fund strategies. All realized carried interest income in the six months ended June 30, 2024, net of carried interest compensation related to mature funds and are attributable to BN through our redeemable preferred shares.
The unrealized carried interest allocations of $61 million for the six months ended June 30, 2025 represents an increase of $18 million compared to the six months ended June 30, 2024. This was driven by a gross increase of $157 million in unrealized carried interest driven by changes in fund valuations across the latest vintages of our flagship funds. This was partially offset by a gross decrease of $150 million compared to the prior period reflecting lower relative valuations across various mature real estate flagship funds.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net (income) loss attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $180 million for the six months ended June 30, 2025, compared to $75 million for the six months ended June 30, 2024.
Interest and Dividend Revenue
Interest and dividend revenue for the six months ended June 30, 2025 was $47 million, which represents a decrease of $36 million compared to the six months ended June 30, 2024. The decrease was due to lower interest income earned on our deposit with BN.

Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the six months ended June 30, 2025 was $15 million, which represents interest and dividends earned from investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Revenues
Other revenues were $285 million for the six months ended June 30, 2025, an increase of $107 million compared to the six months ended June 30, 2024. Other revenues are largely comprised of amounts recoverable from BN related to share and performance-based compensation as defined by the Relationship Agreement, fund expense recharges, and incentive management fees earned on certain funds. Of the total increase, a $38 million increase compared to the prior period was due to higher recoveries in share and performance-based compensation. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. In addition, the increase was also driven by incremental recoveries of $85 million associated with carried interest compensation for legacy funds.
Expenses
Total expenses for the six months ended June 30, 2025 were $1.1 billion, an increase of $278 million or 36% compared to the six months ended June 30, 2024.
Compensation and Benefits
Compensation and benefits for the six months ended June 30, 2025 were $663 million, which represents an increase of $111 million compared to the six months ended June 30, 2024. This was attributable to higher share-based compensation expense of $38 million on our share and performance-based awards due to an increase in the trading price of BAM Class A Shares during the period. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior period at $160 million for the six months ended June 30, 2025, compared to $154 million for the six months ended June 30, 2024.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation were $162 million for the six months ended June 30, 2025, which represents a change of $118 million compared to the six months ended June 30, 2024. This was primarily driven by higher relative valuation gains across certain renewable, infrastructure, and private equity funds compared to the prior period. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $23 million during the period.
Other (Expenses) Income, net
Other (expenses) income, net for the six months ended June 30, 2025 was $137 million compared to $48 million in the prior period. The increase was driven by a mark-to-market decrease of $76 million compared to the prior period on our investment in BSREP III, and the remaining movement was due to mark-to-market movements on put and call options to acquire additional interests in Oaktree, Primary Wave, LCM and Castlelake.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the six months ended June 30, 2025 was $27 million compared to $nil in the prior period. This represents the underlying fair value changes of investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.

Share of Income from Equity Method Investments
Our share of income from equity method investments was $239 million compared to $133 million in the prior period, an increase of $106 million. This is predominantly driven by higher earnings of $30 million from our investment in Oaktree due to carried interest earned on legacy funds, $55 million earned from our investment in Castlelake which we acquired in September 2024, with the remainder earned from other equity method investments.
Income Tax Expense
Income tax expense was $150 million for the six months ended June 30, 2025, which represents a decrease of $63 million compared to the six months ended June 30, 2024. The decrease in income tax expense was predominantly a result of lower taxable income reported by our business compared to the prior period.
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
Net loss attributable to preferred redeemable non-controlling interest was $226 million for the six months ended June 30, 2025 primarily due to lower valuations in certain mature real estate funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest of consolidated entities was $102 million for the six months ended June 30, 2025. BAM recognizes carried interest income on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest revenue is attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $14 million for the six months ended June 30, 2025.

Balance Sheet Analysis
Condensed Consolidated Balance Sheets
The following table presents the condensed consolidated balance sheets of BAM as at June 30, 2025 and December 31, 2024:

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$480	$404
Accounts receivable and other, net	389	483
Financial assets	290	231
Due from affiliates	3,529	2,500
Investments	9,487	9,113
Investments held for sale	—	242
Investments of consolidated funds	744	251
Deferred income tax assets	647	586
Other assets	577	347
Total assets	$16,143	$14,157

Liabilities
Accounts payable and other, net	$2,357	$1,349
Financial liabilities	402	228
Due to affiliates	990	1,092
Corporate borrowings	743	—
Borrowings of consolidated funds	507	251
Deferred income tax liabilities	114	46
Total liabilities	5,113	2,966

Preferred shares redeemable non-controlling interest	1,859	2,103

Equity
Common Stock:
Class A, no par value, unlimited authorized, 1,637,684,375 (December 31, 2024 - 1,637,156,992) issued and 1,613,105,384 (December 31, 2024 - 1,614,238,281) outstanding as at June 30, 2025	9,149	9,017
Class A held in treasury, no par value, 24,578,991 (December 31, 2024 - 22,918,711) shares as at June 30, 2025	(220)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at June 30, 2025	—	—
Retained deficit	(715)	(488)
Accumulated other comprehensive income	196	162
Additional paid-in capital	60	152
Total common equity	8,470	8,752
Non-controlling interest in consolidated entities	524	336
Non-controlling interest in consolidated funds	177	—
Total equity	9,171	9,088
Total liabilities, redeemable non-controlling interest and equity	$16,143	$14,157

As at June 30, 2025 and December 31, 2024
Assets
Total assets were $16.1 billion as at June 30, 2025, an increase of $2.0 billion or 14% compared to December 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents were $480 million as at June 30, 2025, an increase of $76 million or 19% from December 31, 2024. This was largely driven by cash inflows of $750 million from BAM's inaugural debt offering which was completed in April 2025. The increase was partially offset by cash outflows of approximately $650 million due to investments made in Oaktree, Concora, and Primary Wave, as well as share buybacks during the six months ended June 30, 2025.
Accounts Receivable and Other, Net
Accounts receivable and other, net of $389 million primarily consists of receivables from third parties and prepaid expenses. The decrease of $94 million from December 31, 2024 was largely driven by the timing of collections.
Financial Assets
Financial assets of $290 million primarily consists of call options to acquire additional interests in Primary Wave and Castlelake in the future and financial instruments associated with various other investments. The increase of $59 million from December 31, 2024 was largely driven by mark-to-market valuation increases on certain call options.
Due from Affiliates
Due from affiliates of $3.5 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The movement of $1.0 billion from December 31, 2024 was primarily driven by receivables owing from BN associated with existing share-based compensation and carried interest compensation awards.
Investments
Investments are comprised of:
•An approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
•Our approximately 15% limited partnership interest in BSREP III of $920 million (2024 - $1.0 billion);
•An economic interest in Castlelake of $758 million (2024 – $538 million);
•Accumulated unrealized carried interest in our mature and new funds of $600 million (2024 - $931 million) and $963 million
(2024 - $693 million), respectively;
•An approximate 11% economic interest in Pretium of $311 million (2024 - $351 million);
•A 44% economic interest in PWMP Ventures LLC of $256 million (2024 – $147 million);
•A 49.9% economic interest in LC Financial Holdings Limited (“LCM”) of $211 million (2024 – $186 million);
•Limited partner interests in funds of $110 million (2024 - $29 million) including Pinegrove Opportunity Partners I LP and Strategic Investors Fund XII Cayman; and
•Other investments totaling $0.7 billion.
The investment in BSREP III and carried interest generated on mature funds are fully attributable to BN through their preferred shares redeemable non-controlling interest and does not impact net income attributable to common stockholders.
During the period, investments increased by $374 million primarily due to Castlelake's acquisition of Concora, which comprised of a $116 million contribution to Castlelake and an $81 million direct investment. In addition, investments increased as a result of step-up investments in Oaktree and Primary Wave, as well as an increase in accumulated unrealized carried interest on new funds, partially offset by decreased accumulated unrealized carry on mature funds.
Investments of Consolidated Funds
Investments of consolidated funds represents investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in these funds are measured at fair value. The increase of $493 million compared to December 31, 2024 was driven by additional investments made by certain consolidated funds.

Investments Held for Sale
Investments held for sale was $nil at June 30, 2025. The decrease of $242 million compared to December 31, 2024 was a result of BAM's disposition of its interest in Redwood Evergreen Fund LP for approximately $257 million during the six months ended June 30, 2025.
Liabilities
Total liabilities were $5.1 billion as at June 30, 2025, an increase of $2.1 billion or 72% compared to December 31, 2024.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The increase of $1.0 billion compared to December 31, 2024 reflects additional existing cash-settled awards recognized upon the completion of the 2025 Arrangement.
Financial Liabilities
Financial liabilities of $402 million primarily consists of contingent consideration associated with our investment in Castlelake and the mark-to-market of derivatives associated with put options on certain of our other investments. The increase of $174 million compared to December 31, 2024 reflects the change in value of the options during the period.
Due to Affiliates
Due to affiliates of $990 million reflects amount payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The decrease of $102 million or 9% relative to December 31, 2024 was due to the elimination of certain amounts owing as a result of the 2025 Arrangement and payments on certain of our loans payable to related parties.
Corporate Borrowings
Corporate borrowings increased by $743 million as a result of BAM's $750 million inaugural debt offering completed during the period.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represents borrowings used to finance investments within certain of our funds where BAM is required to consolidate the fund due to our economic interest. These increased borrowings of $256 million compared to December 31, 2024 was driven by borrowings made by consolidated funds to fund additional investments.
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
Preferred shares redeemable non-controlling interest was $1.9 billion as at June 30, 2025, a decrease of $244 million compared to $2.1 billion as at December 31, 2024. This movement was due to a decrease in unrealized carried interest on mature funds during the six months ended June 30, 2025.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $524 million as at June 30, 2025, an increase of $188 million compared to $336 million as at December 31, 2024. This increase was primarily due to a portion of carried interest generated across the latest vintages of our flagship funds that is owed to BN, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.
Non-Controlling Interest in Consolidated Funds
Non-controlling interest in consolidated funds was $177 million as at June 30, 2025. This represents the portion of funds BAM is required to consolidate that are owned by other parties.

Cash Flow Statement Analysis
Review of Condensed Consolidated Statements of Cash Flows
Refer to the following table that summarizes the condensed consolidated statements of cash flows for BAM for the three and six months ended June 30, 2025 and 2024:

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025		2024
Operating activities	$529	$393	$643	0	$909
Investing activities	(490)	(452)	(255)	0	(458)
Financing activities	108	(603)	(314)		(1,183)
Change in cash and cash equivalents	$147	$(662)	$74		$(732)
This statement reflects activities within our consolidated operations and therefore excludes activities within non-consolidated entities.
For the three months ended June 30, 2025 and 2024
Operating Activities
During the three months ended June 30, 2025, the Company's operating activities, generated cash inflows of $529 million, compared to cash inflows of $393 million in the prior period. The increase in operating cash flows compared to the prior period was primarily due to higher cash generated from fee revenues, and net changes in working capital partially offset by investments in consolidated funds of $262 million.
Investing Activities
Net cash outflows from investing activities totaled $490 million, compared to outflows of $452 million in the prior period. Outflows are primarily due to investments of $522 million associated with our step-up in ownership of Oaktree, Primary Wave and participation in Castlelake's acquisition of Concora.
Financing Activities
Net cash inflows from financing activities totaled $108 million, compared to outflows of $603 million in the prior period. Cash inflows were driven by the net issuance of corporate borrowings for $515 million and borrowings related to consolidated funds partially offset by dividend distributions of $707 million. Dividend distributions have increased in the current period as a result of a 15% increase in dividend distributions compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025 and 2024
Operating Activities
During the six months ended June 30, 2025, the Company's operating activities generated cash inflows of $643 million, compared to cash inflows of $909 million in the prior period. The decrease in operating cash flows compared to the prior period was primarily due to changes in investments of consolidated funds of $465 million partially offset by higher cash generated from fee revenues and net changes in working capital.
Investing Activities
Net cash outflows from investing activities totaled $255 million, compared to outflows of $458 million in the prior period. Outflows are primarily due to investments of $533 million associated with our step-up in ownership of Oaktree, Primary Wave and participation in Castlelake's acquisition of Concora, partially offset by the disposition of BAM's interest in Redwood Evergreen Fund LP for $237 million.
Financing Activities
Net cash outflows from financing activities totaled $314 million, compared to outflows of $1.2 billion in the prior period. Cash outflows were driven by dividend distributions of $1.4 billion partially offset by the issuance of corporate borrowings for $750 million and borrowings related to consolidated funds. Dividend distributions have increased in the current period as a result of a 15% increase in dividend distributions compared to the six months ended June 30, 2024.

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
Fee-Bearing Capital
Fee-Bearing Capital represents the capital committed, pledged, or invested in our perpetual affiliates, private funds and liquid strategies that we manage which entitles us to earn Fee Revenues. Fee-Bearing Capital includes both called (“invested”) and uncalled (“pledged” or “committed”) amounts.
When reconciling period amounts, we utilize the following definitions:
•Inflows include capital commitments and contributions to our private and liquid strategies funds, and capital issuances in our perpetual affiliates.
•Outflows represent distributions and redemptions of capital from liquid and perpetual capital.
•Distributions represent quarterly distributions from perpetual affiliates as well as returns of committed capital (excluding market valuation adjustments), redemptions and expiry of uncalled commitments within our private funds.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices.
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

Fee-Bearing Capital Diversification
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)

By Fund Type

$262
$209
$68
$269
$222
$71
2024
2025
Long-term private funds
Permanent capital and perpetual strategies
Liquid strategies

By Business Line

$245
$45
$94
$97
$58
$254
$43
$102
$100
$64
2024
2025
Credit
Private equity
Real estate
Infrastructure
Renewable power and transition

Long-term Private Funds
As of June 30, 2025, we managed approximately $269 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
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
Permanent Capital and Perpetual Strategies
As of June 30, 2025, we managed approximately $222 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
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
Liquid Strategies
As of June 30, 2025, we managed approximately $71 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
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
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as at June 30, 2025 and December 31, 2024:

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Renewable power and transition	$37,685	$26,700	$—	$64,385
Infrastructure	45,393	54,244	—	99,637
Real estate	73,734	28,041	—	101,775
Private equity	36,116	7,037	—	43,153
Credit	76,130	106,377	71,278	253,785
June 30, 2025	$269,058	$222,399	$71,278	$562,735
December 31, 2024	$262,060	$208,556	$67,925	$538,541
The changes in Fee-Bearing Capital are set out in the following table for the three months ended June 30, 2025:

FOR THE THREE MONTHS ENDED JUNE 30, (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
March 31, 2025	$58,405	$96,239	$99,844	$42,955	$251,624	$549,067
Inflows	3,285	753	3,075	917	11,852	19,882
Outflows	—	—	(39)	—	(6,978)	(7,017)
Distributions	(720)	(891)	(985)	(211)	(3,269)	(6,076)
Market valuation	2,763	3,780	(220)	261	2,120	8,704
Other	652	(244)	100	(769)	(1,564)	(1,825)
Change	5,980	3,398	1,931	198	2,161	13,668
June 30, 2025	$64,385	$99,637	$101,775	$43,153	$253,785	$562,735

For the three months ended June 30, 2025
Fee-Bearing Capital was $563 billion as at June 30, 2025 compared to $549 billion as at March 31, 2025, a net increase of $13.7 billion, or 2%:
•Inflows of $19.9 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the quarter, $3.3 billion of renewable power and transition inflows were primarily comprised of follow-on closes from the second vintage of our global transition fund as well as the first close of our catalytic transition fund. Inflows of $753 million from infrastructure were predominantly within our perpetual strategies. Real estate inflows of $3.1 billion were attributable to the opportunistic repayment of debt within our permanent real estate vehicle as well as capital deployments and fundraising across our real estate flagship funds, co-investment vehicles, and complementary strategies. Inflows of $917 million from private equity primarily relate to new commitments to our co-investment vehicles as well as fundraising in certain complementary strategies. Within our credit strategy, inflows of $11.9 billion were attributable to insurance capital inflows from BWS, inflows from our liquid and perpetual strategies, and deployments across our long-term private real asset funds.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the quarter, outflows of $7.0 billion was primarily due to maturities of annuities within insurance capital in BWS and redemptions within certain of our liquid and perpetual strategies.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital, redemptions and expiry of uncalled commitments within our private funds. During the quarter, $6.1 billion of distributions were primarily driven by $2.0 billion from our credit long-term private funds, $1.2 billion from our listed affiliates and BPG, $1.1 billion related to our partner managers and $840 million from our real estate and infrastructure flagship funds.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the quarter, market valuation increases of $8.7 billion were predominantly driven by higher market prices of BIP, BEP and BBU, which increased Fee-Bearing Capital by $6.2 billion, $912 million attributable to higher market valuations across our liquid credit and perpetual strategies, and $710 million from other long-term private fund strategies.
•Other includes changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. During the quarter, $652 million related to favorable foreign exchange impact in our renewable power and transition permanent and long-term private fund vehicles. Changes of $244 million from our infrastructure platform primarily relate to BIP's repayment of recourse debt. Real estate changes of $100 million were primarily driven by lower valuations within an earlier vintage flagship fund and the impact of foreign exchange. Movement of $769 million from our private equity platform relate to the step downs as a result of the end of the commitment period associated with certain of our other long-term private funds. Credit changes partially relate to foreign exchange revaluation impacting various credit perpetual and liquid strategies.

The changes in Fee-Bearing Capital are set out in the following table for the six months ended June 30, 2025:

AS AT AND FOR THE SIX MONTHS ENDED (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
December 31, 2024	$57,857	$97,050	$93,629	$45,190	$244,815	$538,541
Inflows	4,447	1,329	12,268	1,066	23,476	42,586
Outflows	—	—	(232)	—	(10,536)	(10,768)
Distributions	(1,425)	(1,733)	(2,919)	(554)	(6,490)	(13,121)
Market valuation	2,832	2,941	(3)	100	3,643	9,513
Other	674	50	(968)	(2,649)	(1,123)	(4,016)
Change	6,528	2,587	8,146	(2,037)	8,970	24,194
June 30, 2025	$64,385	$99,637	$101,775	$43,153	$253,785	$562,735
For the six months ended June 30, 2025
Fee-Bearing Capital was $563 billion as at June 30, 2025 compared to $539 billion as at December 31, 2024, representing a net increase of $24.2 billion, or 4%:
•Inflows of $42.6 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the six months ended June 30, 2025, Renewable power and transition inflows of $4.4 billion were primarily attributable to closes on the second vintage of our flagship global transition and catalytic transition funds. Infrastructure inflows of $1.3 billion were predominantly attributable to fundraising from our perpetual strategies. Real estate inflows of $12.3 billion were mostly attributable to capital deployment and fundraising from our real estate flagship funds including co-invest capital as well as opportunistic debt repayment within our permanent real estate vehicle. Private equity inflows of $1.1 billion were driven by new commitments to our co-investment vehicles as well as fundraising from complementary strategies. Credit inflows of $23.5 billion were primarily driven by insurance capital inflows from BWS, fundraising and capital deployed across long-term, perpetual, and liquid strategies, and fundraising associated with our partner managers.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the six months ended June 30, 2025, outflows of $10.8 billion were predominantly driven by maturities of annuities for insurance capital in BWS and redemptions within certain of our liquid and perpetual strategies.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital and redemptions and expiry of uncalled commitments within our private funds. During the six months ended June 30, 2025, distributions of $13.1 billion were driven by $5.2 billion from Oaktree long-term private funds, $2.3 billion from our listed affiliates and BPG, $1.4 billion attributable to partner managers, $2.3 billion from real estate, infrastructure, and private equity flagship funds, $577 million from real estate complementary strategies, and the remainder attributable to various earlier vintages of our long-term private funds to our clients.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the six months ended June 30, 2025, increases of $9.5 billion were driven by $5.1 billion attributable to higher market prices of BIP and BEP, $2.8 billion attributable to liquid and perpetual credit strategies, $732 million attributable to credit long-term private funds and $629 million attributable to perpetual infrastructure strategies.
•Other includes $4.0 billion of changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. Real estate movements of $1.0 billion primarily related to lower valuations within an earlier vintage flagship fund. Private equity movements of $2.6 billion relate to debt repayment by BBU and lower valuations within earlier vintages of our flagship funds and co-investment vehicles. Credit changes partially relate to foreign exchange revaluation impacting various credit perpetual and liquid strategies.

Distributable Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Base management fees[1]	$1,159	$1,022	$2,341	$2,027
Incentive distributions	116	106	233	212
Transaction and advisory fees	10	20	11	22
Fee Revenues	1,285	1,148	2,585	2,261
Less: direct costs[1,2]	(590)	(535)	(1,173)	(1,068)
	695	613	1,412	1,193
Less: Fee-Related Earnings not attributable to BAM	(19)	(30)	(38)	(58)
Fee-Related Earnings[3]	$676	$583	$1,374	$1,135
Cash taxes	(88)	(76)	(179)	(129)
Add back: equity-based compensation costs[4]	11	12	25	22
Add back: Investment and other income (net of interest expense)[5]	14	29	47	67
Distributable Earnings	$613	$548	$1,267	$1,095
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 74% ownership interest (June 30, 2024 – 73%).
4.This adjustment adds back equity-based compensation costs.
5.This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income and interest expense.
For the three months ended June 30, 2025
Fee Revenues for the three months ended June 30, 2025 were $1.3 billion, an increase of $137 million or 12% compared to the prior period. This increase was predominantly due to an increase in base management fees of $137 million or 13%, driven by $46 million of incremental Fee Revenues from fundraising within our fifth real estate flagship fund and second vintage of the global transition fund, $37 million of incremental earnings from partner managers, $19 million from net capitalization increases across our listed affiliates, and $27 million of higher fee revenue as a result of capital raised by our credit franchise and deployments within the twelfth flagship opportunistic credit fund. These increases were partially offset by $11 million in lower fees from the eleventh flagship opportunistic credit fund as well as earlier vintages of real estate flagship funds due to distributions made to clients over the past 12 months.
Transaction fees also decreased by $10 million as the prior period reflected higher fees from our renewable power and transition, private equity and infrastructure platforms.
Incentive distributions increased by $10 million or 9% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Direct costs increased by $55 million or 10% from the prior period as we continue to scale our asset management business.
Fee-Related Earnings not attributable to BAM decreased by $11 million due to lower Fee-Related Earnings from Oaktree.
Distributable Earnings were $613 million for the three months ended June 30, 2025, an increase of $65 million or 12% compared to the prior period. The increase was primarily driven by $93 million of higher Fee-Related Earnings, partially offset by $15 million of lower investment income due to lower interest earned on our deposit with BN and $12 million of higher cash taxes on Fee-Related Earnings.

For the six months ended June 30, 2025
Fee Revenues for the six months ended June 30, 2025 were $2.6 billion, an increase of $324 million or 14% compared to the prior period. This increase was predominantly due to an increase in base management fees of $314 million or 15%, driven by our fifth vintage flagship real estate fund of $105 million, our second vintage global transition fund of $45 million, $72 million from partner managers, $51 million from BWS and the AEL mandate, $50 million from other fundraising and growth across our private funds and complementary strategies, and $34 million of higher Fee Revenues from our listed affiliates as a result of higher share prices and NAV; partially offset by $43 million in lower fees from certain credit strategies and earlier vintages of flagship funds due to distributions made to clients over the past 12 months.
Transaction fees also decreased by $11 million as the prior period reflected higher fees from our renewable power and transition, private equity, and infrastructure platforms.
Incentive distributions increased by $21 million or 10% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Direct costs increased by $105 million or 10% from the prior period as we continue to scale our business.
Fee-Related Earnings not attributable to BAM decreased by $20 million due to lower Fee-Related Earnings from Oaktree.
Distributable Earnings were $1.3 billion for the six months ended June 30, 2025, an increase of $172 million compared to the prior period. The increase was primarily driven by $239 million of higher Fee-Related Earnings, partially offset by $50 million of higher cash taxes on Fee-Related Earnings and $20 million of lower investment income primarily due to lower interest earned on our deposit with BN in the current period.

Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) renewable power and transition, (b) infrastructure, (c) real estate, (d) private equity, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Renewable power and transition	$64,385	$57,857
Infrastructure	99,637	97,050
Real estate	101,775	93,629
Private equity	43,153	45,190
Credit	253,785	244,815
Total Fee-Bearing Capital	$562,735	$538,541

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$549,067	$458,625	$538,541	$456,998
Inflows	19,882	69,893	42,586	83,305
Outflows	(7,017)	(6,796)	(10,768)	(9,547)
Distributions	(6,076)	(3,624)	(13,121)	(7,765)
Market valuation	8,704	85	9,513	(434)
Other	(1,825)	(4,348)	(4,016)	(8,722)
Change	13,668	55,210	24,194	56,837
Balance, ending	$562,735	$513,835	$562,735	$513,835
Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Renewable power and transition	$197	$154	$369	$302
Infrastructure	315	291	622	587
Real estate	261	238	579	471
Private equity	113	123	219	237
Credit	399	342	796	664
Total Fee Revenues	$1,285	$1,148	$2,585	$2,261

Renewable Power and Transition
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Renewable Power and Transition investment strategy as at June 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended June 30, 2025 and 2024.
Fee-Bearing Capital                          Fee Revenues
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED JUN 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$37,685	$34,813
Permanent capital and perpetual strategies	26,700	23,044
Total Fee-Bearing Capital	$64,385	$57,857

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$58,405	$51,333	$57,857	$52,363
Inflows	3,285	1,815	4,447	4,161
Outflows	—	—	—	—
Distributions	(720)	(493)	(1,425)	(903)
Market valuation	2,763	2,359	2,832	217
Other	652	(3,311)	674	(4,135)
Change	5,980	370	6,528	(660)
Balance, ending	$64,385	$51,703	$64,385	$51,703
For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee-Bearing Capital increased by $6.0 billion or 10% to $64 billion. The increase was driven by inflows of $1.6 billion attributable to the first close of our catalytic transition fund and $842 million from additional closes within the second vintage of our flagship global transition fund. Additionally, Fee-Bearing Capital increased $2.8 billion from higher market capitalization of BEP due to an increase in its share price during the quarter. These increases were partially offset by $720 million of distributions to BEP's unitholders and limited partners of our long-term private funds.

For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee-Bearing Capital increased by $6.5 billion or 11% to $64 billion. This increase was predominantly driven by inflows of $1.6 billion from fundraising for the first close of the catalytic transition fund, $1.2 billion for subsequent closes within the second vintage of our flagship global transition fund, and $1.1 billion of fundraising and capital deployments within our long-term and perpetual fund strategies. In addition, Fee-Bearing Capital increased $2.8 billion from higher market capitalization of BEP due to an increase in its share price during the period. These increases were partially offset by $1.4 billion of distributions to BEP's unitholders and limited partners of our long-term private funds.
Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$81	$57	$156	$121
Co-investment and other funds	5	—	6	1
	86	57	162	122
Perpetual strategies
BEP[1]	56	52	104	98
Co-investment and other funds	10	4	18	7
	66	56	122	105
Catch-up fees	6	1	9	2
Transaction and advisory fees	3	8	3	8
Total management and advisory fees	161	122	296	237
Incentive distributions[2]	36	32	73	65
Total Fee Revenues	$197	$154	$369	$302
1.BEP Fee-Bearing Capital as at June 30, 2025 is $24.3 billion (December 31, 2024 – $21.5 billion).
2.Consists solely of incentive distributions earned from BEP.
For the three months ended June 30, 2025
Fee Revenues increased by $43 million, or 28% for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. Fees from our long-term private funds increased by $29 million as a result of $24 million of incremental fees from follow on closes of the latest vintage of our global transition fund and $4 million from the first close of our catalytic transition fund. Fees from our perpetual strategies increased $10 million, driven by $6 million of higher Fee Revenues from complementary strategies and $4 million of higher fees earned from BEP due to an increase in its market capitalization relative to the prior period. In addition, incentive distributions from BEP increased by $4 million due to a 5% increase in distributions compared to the prior period.
For the six months ended June 30, 2025
Fee Revenues increased by $67 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. Total management and advisory fees increased by $59 million anchored by long-term private funds which generated $38 million of higher fee revenues from additional closes of the second vintage of our global transition fund. In addition, our perpetual strategies earned $12 million of higher Fee Revenues from certain of our perpetual funds and $6 million of higher fee revenues from BEP as a result of a higher average market capitalization in the current period. Catch-up fees increased by $7 million as a result of closes on our catalytic transition and flagship global transition fund, which were partially offset by $5 million of lower transaction and advisory fees in the current period. In addition, incentive distributions from BEP increased by $8 million due to a 5% increase in distributions compared to the prior period.

Segment Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Segment Revenues	$161	$122	$296	$237
Segment Expenses
Compensation and benefits	(38)	(30)	(79)	(59)
Other operating expenses	(16)	(10)	(27)	(20)
Segment Earnings	$107	$82	$190	$158
For the three months ended June 30, 2025
Segment Earnings increased by $25 million for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by fundraising for the second vintage of our global transition fund and perpetual funds resulting in higher fees earned. These increases were partially offset by increased Segment Expenses due to growth in our asset management business.
For the six months ended June 30, 2025
Segment Earnings increased by $32 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by fundraising for the second vintage of our global transition fund and perpetual funds resulting in higher fees earned. These increases were partially offset by increased Segment Expenses due to growth in our asset management business.

Infrastructure
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Infrastructure investment strategy as at June 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended June 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED JUN 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$45,393	$45,738
Permanent capital and perpetual strategies	54,244	51,312
Total Fee-Bearing Capital	$99,637	$97,050

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$96,239	$93,275	$97,050	$94,635
Inflows	753	1,757	1,329	2,463
Outflows	—	—	—	(11)
Distributions	(891)	(640)	(1,733)	(1,311)
Market valuation	3,780	(947)	2,941	(1,128)
Other	(244)	(2,258)	50	(3,461)
Change	3,398	(2,088)	2,587	(3,448)
Balance, ending	$99,637	$91,187	$99,637	$91,187
For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee-Bearing Capital increased by $3.4 billion or 4% to $100 billion. This increase was driven by inflows of $753 million from certain perpetual funds and $3.5 billion of higher market capitalization from BIP due to the increase in its share price during the quarter. These increases were partially offset by distributions of $891 million paid to BIP unitholders as well as certain perpetual strategies and earlier vintages of our flagship funds.
For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee-Bearing Capital increased by $2.6 billion or 3% to $100 billion. This increase was driven by inflows of $1.1 billion during the period from our perpetual strategies and a debt issuance by BIP. In addition, Fee-Bearing Capital increased by $2.3 billion from a higher market capitalization of BIP due to an increase in its share price and $629 million of favorable market valuations associated with certain perpetual strategies. These increases were partially offset by distributions of $1.7 billion paid to limited partners in our long-term private funds and perpetual strategies as well as BIP unitholders.

Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$91	$91	$182	$184
Co-investment and other funds	—	3	—	6
	91	94	182	190
Perpetual strategies
BIP[1]	105	89	199	183
Co-investment and other funds	39	32	81	63
	144	121	280	246
Transaction and advisory fees	—	2	—	4
Total management and advisory fees	235	217	462	440
Incentive distributions[2]	80	74	160	147
Total Fee Revenues	$315	$291	$622	$587
1.BIP Fee-Bearing Capital as at June 30, 2025 is $33.7 billion (December 31, 2024 – $31.9 billion).
2.Consists solely of incentive distributions earned from BIP.
For the three months ended June 30, 2025
Fee Revenues increased by $24 million or 8% for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. This increase was predominantly driven by $16 million of higher Fee Revenues from BIP as a result of a higher share price and incremental Fee Revenues of approximately $7 million from our complementary perpetual strategies attributable to strong fundraising. In addition, incentive distributions increased by $6 million during the period due to a 6% increase in BIP's quarterly dividend.
For the six months ended June 30, 2025
Fee Revenues increased by $35 million or 6% for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The increase was primarily driven by $18 million of higher Fee Revenues due to capital raised and deployed from certain perpetual strategies and $16 million related to BIP as a result of a higher share price increasing its market capitalization. In addition, Fee Revenues benefited from an increase in incentive distributions of $13 million due to a 6% increase in BIP's quarterly dividend. These increases were partially offset by a $12 million decrease in Fee Revenues as the prior period reflected higher fees from certain complementary strategies as well as transaction and advisory fees.
Segment Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Segment Revenues	$235	$217	$462	$440
Segment Expenses
Compensation and benefits	(64)	(51)	(124)	(105)
Other operating expenses	(23)	(19)	(45)	(42)
Segment Earnings	$148	$147	$293	$293
For the three months ended June 30, 2025
Segment Earnings increased by $1 million for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by capital raised and deployed by certain of our perpetual strategies, partially offset by higher Segment Expenses due to growth in our business.
For the six months ended June 30, 2025
Segment Earnings were flat at $293 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by capital raised and deployed by certain of our perpetual strategies, partially offset by higher Segment Expenses due to growth in our business.

Real Estate
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Real Estate investment strategy as at June 30, 2025, and December 31, 2024, and Fee Revenues for the six months ended June 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)                    FOR THE THREE MONTHS ENDED JUN 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$73,734	$69,689
Permanent capital and perpetual strategies	28,041	23,940
Total Fee-Bearing Capital	$101,775	$93,629

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$99,844	$93,560	$93,629	$93,444
Inflows	3,075	1,819	12,268	3,408
Outflows	(39)	(103)	(232)	(191)
Distributions	(985)	(842)	(2,919)	(1,766)
Market valuation	(220)	(501)	(3)	(942)
Other	100	(936)	(968)	(956)
Change	1,931	(563)	8,146	(447)
Balance, ending	$101,775	$92,997	$101,775	$92,997

For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee-Bearing Capital increased by $1.9 billion or 2% to $102 billion. This increase was predominantly due to $1.5 billion of fundraising and capital deployed across our real estate flagship funds and co-investment capital, $1.0 billion of opportunistic debt repayments by our permanent capital vehicle, and $564 million of inflows attributable to certain long-term private funds and complementary strategies. These increases were partially offset by $1.0 billion of distributions from BPG, flagship funds, and other long-term private funds and perpetual strategies. In addition, other partially reflects the impact of foreign exchange on certain long-term private funds offset by lower valuations within an earlier vintage flagship fund.
For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee-Bearing Capital increased by $8.1 billion, or 9% to $102 billion. These increases were predominantly driven by $7.7 billion of fundraising and capital deployment across our fifth flagship fund, co-investment capital, and other flagship funds, $3.6 billion of opportunistic repayment of debt within BPG and $899 million of inflows attributable to certain long-term private funds and complementary strategies. This increase was partially offset by $2.9 billion of distributions from BPG, flagship funds and other our perpetual strategies and long-term private funds. In addition, other decreased as a result of lower valuations within an earlier vintage flagship fund.
Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$130	$116	$254	$227
Co-investment and other funds	56	54	111	108
	186	170	365	335
Perpetual strategies
BPG[1]	48	44	102	89
Co-investment and other funds	23	18	40	38
	71	62	142	127
Catch-up fees	4	6	72	9
Total Fee Revenues	$261	$238	$579	$471
1.BPG Fee-Bearing Capital (of which BPY represents substantially all of the balance) as at June 30, 2025 is $18.3 billion (December 31, 2024 – $16.6 billion).
For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee Revenues increased by $23 million or 10% relative to the three months ended June 30, 2024. This was primarily due to $16 million of higher fees earned from our fifth flagship fund which benefited from strong fundraising in 2025 and $4 million of higher Fee Revenues from capital deployments within the fourth vintage of our flagship fund and other long-term private funds. This increase was partially offset by $5 million of lower fees from earlier vintages of our flagship funds. BPG and other perpetual strategies recognized higher fee revenues of $9 million as a result of the aforementioned growth in Fee-Bearing Capital, partially offset by $2 million of lower catch-up fees in the current period.
For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee Revenues increased by $108 million or 23% relative to the six months ended June 30, 2024. This increase was driven by $35 million of higher Fee Revenues from the latest vintage of our flagship fund partially offset by $8 million of lower Fee Revenues from our earlier flagship fund vintages due to realizations. In addition, Fee Revenues from BPG and other perpetual strategies increased by $15 million as a result of the aforementioned growth in Fee-Bearing Capital. Furthermore, Fee Revenues include higher catch-up fees of $63 million primarily from follow-on closes for our fifth flagship fund.

Segment Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Segment Revenues	$259	$238	$575	$471
Segment Expenses
Compensation and benefits	(91)	(87)	(189)	(174)
Other operating expenses	(29)	(29)	(61)	(57)
Segment Earnings	$139	$122	$325	$240
For the three months ended June 30, 2025
Segment Earnings increased by $17 million for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated with a close of our fifth flagship fund, partially offset by higher Segment Expenses due to growth in our business.
For the six months ended June 30, 2025
Segment Earnings increased by $85 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated with a close of our fifth flagship fund, partially offset by higher Segment Expenses due to growth in our business.

Private Equity
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Private Equity investment strategy as at June 30, 2025, and December 31, 2024, and Fee Revenues for the six months ended June 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED JUN 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$36,116	$37,123
Permanent capital and perpetual strategies	7,037	8,067
Total Fee-Bearing Capital	$43,153	$45,190

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$42,955	$40,284	$45,190	$38,849
Inflows	917	666	1,066	1,340
Outflows	—	—	—	—
Distributions	(211)	(94)	(554)	(212)
Market valuation	261	(559)	100	629
Other	(769)	8	(2,649)	(301)
Change	198	21	(2,037)	1,456
Balance, ending	$43,153	$40,305	$43,153	$40,305
For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee-Bearing Capital was flat at $43 billion. Inflows of $917 million in the period were associated with co-investments made within our complementary strategies. In addition, market valuation increases of $261 million were primarily related to BBU as a result of an increase in its share price. The increases were partially offset by $211 million of distributions from BBU and our other long-term private funds as well as $769 million related to changes in fee-basis for certain earlier vintages of our flagship funds.
For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee-Bearing Capital decreased by $2.0 billion or 5% to $43 billion. The decrease was primarily driven by lower valuations within earlier vintages of our flagship funds resulting in a decrease of $1.5 billion, and $1.0 billion from BBU due to the repayment of corporate debt. In addition, distributions of $554 million from our fourth flagship fund and other long-term private funds also contributed to the net decrease for the period. These decreases were partially offset by inflows of $1.1 billion associated with co-investments made within our complementary strategies.

Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$39	$41	$78	$81
Other long-term funds	43	45	86	91
Co-investment and other funds	2	3	4	5
	84	89	168	177
Perpetual strategies
BBU[1]	22	21	43	44
	22	21	43	44
Catch-up fees	—	3	—	6
Transaction and advisory fees	7	10	8	10
Total Fee Revenues	$113	$123	$219	$237
1.BBU Fee-Bearing Capital as at June 30, 2025 was $7.0 billion (December 31, 2024 – $8.1 billion).
For the three months ended June 30, 2025
Fee Revenues decreased by $10 million or 8% for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. This decrease was primarily due to $5 million of lower fee revenues associated with certain of our earlier vintage flagship funds and complementary strategies as a result of the end of investment period and realizations. In addition, fee revenues were lower in the current period due to catch-up fees of $3 million in the prior period relating to our sixth flagship fund.
For the six months ended June 30, 2025
Fee Revenues decreased by $18 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. This decrease was primarily due to a $5 million decrease in fees from certain other long-term private funds and $3 million lower fee revenues from our fifth flagship fund due to the end of the investment period. In addition, fees from BBU decreased by $1 million due to a lower average capitalization in the current period. Furthermore, catch-up and transaction and advisory fees decreased by $8 million as the prior period reflected higher catch-up fees from our sixth flagship fund and higher transaction and advisory fee revenue.
Segment Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025		2024
Segment Revenues	$110	$123	$213	0	$237
Segment Expenses
Compensation and benefits	(58)	(58)	(114)		(121)
Other	(24)	(18)	(43)		(35)
Segment Earnings	$28	$47	$56		$81
For the three months ended June 30, 2025
Segment Earnings decreased by $19 million for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The decrease in Segment Earnings was primarily due to a decrease in Segment Revenues resulting from catch-up fees recognized in the prior period and current period distributions from our funds.
For the six months ended June 30, 2025
Segment Earnings decreased by $25 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The decrease in Segment Earnings was primarily due to decrease in Segment Revenues resulting from catch-up fees recognized in the prior period and current period distributions from our funds.

Credit
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Credit investment strategy as at June 30, 2025, and December 31, 2024, and Fee Revenues for the six months ended June 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT JUN 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED JUN 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT JUNE 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$76,130	$74,697
Permanent capital and perpetual strategies	106,377	102,193
Liquid strategies	71,278	67,925
Total Fee-Bearing Capital	$253,785	$244,815

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Balance, beginning	$251,624	$180,173	$244,815	$177,707
Inflows	11,852	63,836	23,476	71,933
Outflows	(6,978)	(6,693)	(10,536)	(9,345)
Distributions	(3,269)	(1,555)	(6,490)	(3,573)
Market valuation	2,120	(267)	3,643	790
Other	(1,564)	2,149	(1,123)	131
Change	2,161	57,470	8,970	59,936
Balance, ending	$253,785	$237,643	$253,785	$237,643
For the three months ended June 30, 2025
During the three months ended June 30, 2025, Fee-Bearing Capital increased by $2.2 billion or 1% to $254 billion, primarily due to insurance capital inflows from BWS of $4.1 billion, $4.1 billion of capital deployed within our perpetual and liquid credit strategies, and $3.6 billion attributable to fundraising from long-term private funds and capital deployed across our other credit platform funds. In addition, higher market valuations across our long-term private funds, liquid credit and perpetual strategies of $2.1 billion further increased our Fee-Bearing Capital. These increases were offset by $4.4 billion of redemptions within certain of our liquid and perpetual strategies and $2.6 billion of insurance capital outflows in BWS due to maturities of annuities, as well as $2.0 billion of returns of capital within our Oaktree strategies and $1.1 billion of distributions from our partner managers. In addition, other changes partially relate to foreign exchange revaluation impacting various credit perpetual and liquid strategies.

For the six months ended June 30, 2025
During the six months ended June 30, 2025, Fee-Bearing Capital increased by $9.0 billion or 4% to $254 billion, primarily due to $10.7 billion of insurance capital inflows from BWS, $9.3 billion of capital deployed within our other long-term private funds and perpetual and liquid credit strategies, $1.3 billion of fundraising from our real estate and infrastructure debt strategies, and $1.2 billion of capital raised within our partner managers. In addition, $3.6 billion of market valuation increases associated with our liquid and perpetual strategies further increased Fee-Bearing Capital. This increase was partially offset by $5.3 billion of redemptions within certain of our liquid and perpetual strategies and $5.2 billion of outflows primarily due to maturities of annuities within insurance capital in BWS, $4.5 billion of distributions from our Oaktree long-term private funds, and $1.3 billion from our partner manager distributions. Credit changes partially relate to foreign exchange revaluation impacting various credit perpetual and liquid strategies.
Fee Revenues

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds	$226	$188	$454	$376
Permanent and perpetual strategies	111	95	216	172
Liquid strategies[1]	62	59	126	116
Total Fee Revenues[2]	$399	$342	$796	$664
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
2.Across the various categories, Fee-Bearing Capital from BWS as at June 30, 2025 was $97 billion which generated $112 million of Fee Revenues under the investment management agreement for the six months ended June 30, 2025 (June 30, 2024 - Fee-Bearing Capital of $88 billion and Fee Revenues of $62 million).

For the three months ended June 30, 2025
Fee Revenues increased by $57 million or 17% for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The increase was primarily attributable to $32 million of incremental fee revenues from partner managers. In addition, fees from permanent and perpetual strategies increased by $16 million as a result of higher Fee-Bearing Capital driven by the AEL Mandate, and capital deployed across these strategies.
For the six months ended June 30, 2025
Fee Revenues increased by $132 million or 20% for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. Fees from our long-term private funds increased by $78 million due to higher fees earned in our partner managers and other complementary strategies. In addition, fees from permanent and perpetual strategies increased by $44 million as a result of higher Fee-Bearing Capital driven by the AEL Mandate, and capital deployed across our private credit strategies. Liquid strategies earned higher fee revenues of $10 million as a result of as a result of higher capital.
Segment Earnings

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025		2024
Segment Revenues	$377	$334	$750	0	$648
Segment Expenses
Compensation and benefits	(170)	(164)	(339)		(315)
Other	(62)	(61)	(132)		(124)
Segment Earnings	$145	$109	$279		$209
For the three months ended June 30, 2025
Segment Earnings increased $36 million for the three months ended June 30, 2025 relative to the three months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues as a result of higher earnings associated with our partner managers partially offset by Segment Expenses due to scaling of our credit group.
For the six months ended June 30, 2025
Segment Earnings increased $70 million for the six months ended June 30, 2025 relative to the six months ended June 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues as a result of higher earnings associated with strategic partners partially offset by Segment Expenses due to scaling of our credit group.

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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the three and six months ended June 30, 2025 and 2024.

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net Income	$584	$518	$1,091	$891
Add or subtract the following:
Provision for taxes(a)	75	142	150	213
Depreciation and amortization(b)	11	3	14	7
Carried interest allocations(c)	63	(55)	61	68
Carried interest allocation compensation(c)	16	(40)	162	44
Other income and expenses(d)	55	(24)	110	48
Interest expenses(e)	37	5	50	9
Interest and dividend revenue(e)	(42)	(36)	(62)	(83)
Other revenues(f)	(197)	—	(312)	(172)
Share of income from equity method investments(g)	(181)	(53)	(239)	(133)
Fee-related earnings of equity method investments at our share(g)	103	77	209	148
Compensation costs recovered from affiliates(h)	137	45	129	89
Fee revenues from BSREP III & other(i)	15	1	11	6
Fee-Related Earnings	$676	$583	$1,374	$1,135
Investment and other income (net of interest expense)(j)	14	29	47	67
Equity-based compensation expense(k)	11	12	25	22
Cash taxes(l)	(88)	(76)	(179)	(129)
Distributable Earnings	$613	$548	$1,267	$1,095
(a)This adjustment removes the impact of income tax provisions on the basis that we do not believe this item reflects the present value of the actual tax obligations that we expect to incur over the long-term due to the substantial deferred tax assets of BAM.
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
(e)This adjustment removes interest and charges paid or received by consolidated entities and funds.
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
(j)This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income received and interest expense.
(k)This adjustment adds back equity-based compensation costs.
(l)Represents the impact of cash taxes paid by the business.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of base management and advisory fees to Fee Revenues for the three and six months ended presented.

FOR THE PERIODS ENDED JUNE 30, (MILLIONS)	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Base management and advisory fees	$815	$715	$1,652	$1,395
Incentive fees(a)	116	106	233	212
Fee Revenues from equity method investments(b)	358	332	717	661
BSREP III Fees & other(c)	(4)	(5)	(17)	(7)
Fee Revenues	$1,285	$1,148	$2,585	$2,261
(a)This adjustment adds incentive distributions that are included in Fee Revenues.
(b)This adjustment adds management fees at 100% ownership.
(c)This adjustment involves base management fees earned from BSREP III and other funds that are eliminated upon consolidation.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$32	$52	$154	$56	$323	$617
Canada	60	92	13	20	9	194
United Kingdom	41	48	42	18	45	194
Other	28	43	52	19	22	164
Incentive distributions	36	80	—	—	—	116
	$197	$315	$261	$113	$399	$1,285

FOR THE SIX MONTHS ENDED JUNE 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$59	$97	$355	$107	$652	$1,270
Canada	106	188	28	35	18	375
United Kingdom	82	93	88	40	92	395
Other	49	84	108	37	34	312
Incentive distributions	73	160	—	—	—	233
	$369	$622	$579	$219	$796	$2,585

FOR THE THREE MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$24	$49	$149	$62	$254	$538
Canada	39	84	5	19	14	161
United Kingdom	37	44	64	28	64	237
Other	22	40	20	14	10	106
Incentive distributions	32	74	—	—	—	106
	$154	$291	$238	$123	$342	$1,148

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Management and advisory fees, net
United States of America	$47	$98	$294	$122	$510	$1,071
Canada	77	171	10	35	26	319
United Kingdom	74	89	127	53	108	451
Other	39	82	40	27	20	208
Incentive distributions	65	147	—	—	—	212
	$302	$587	$471	$237	$664	$2,261

Liquidity and Capital Resources
Liquidity
BAM maintains sufficient liquidity at all times, enabling it to participate in investment opportunities as they arise, withstand sudden adverse changes in economic conditions, and sustain distributions. Typical cash flow activities include earning fees on assets managed, paying operating expenses, and paying cash dividends to shareholders. From time to time, BAM may draw on a revolving credit facility to bridge timing differences between the receipt and outflow of funds. It may also issue additional debt to finance growth through strategic investments. The primary sources of liquidity, which we refer to as corporate liquidity, consist of cash, short-term financial assets, as well as the undrawn portions of the revolving credit facilities.

As at June 30, 2025, corporate liquidity for BAM is $1.5 billion. This consists of $490 million in cash and short term financial assets that are convertible to cash within twelve months, as well as $1.0 billion in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products.
•During the three months ended June 30, 2025, BAM completed its inaugural debt offering, issuing approximately $750 million of 10-year bonds at a fixed annual coupon of 5.795%.

•A $750 million five-year revolving credit facility was established on August 29, 2024 through bilateral agreements with a group of lenders. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at June 30, 2025, the $750 million facility is undrawn.

•On November 8, 2022 a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As at June 30, 2025, the facility is undrawn.

The following table presents deployable capital of our asset management business:

	Corporate		Group(a)
AS AT (MILLIONS)	June 30	December 31	June 30	December 31
	2025	2024	2025	2024
Cash and financial assets, net	$490	$792	$57,304	$54,329
Undrawn committed credit facilities	1,050	1,050	8,717	7,928
Corporate liquidity	1,540	1,842	66,021	62,257
Uncalled private fund commitments	—	—	105,815	91,463
Total deployable capital	$1,540	$1,842	$171,836	$153,720
(a) Group deployable capital consists of: (1) corporate liquidity of BAM, consolidated funds, and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM.
Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of June 30, 2025 by period and December 31, 2024:

AS AT JUNE 30, (MILLIONS)	2025	2026	2027	2028	2029 +	Total 2025	Dec. 2024
Renewable power and transition	$181	$—	$—	$753	$20,202	$21,136	$21,015
Infrastructure	235	—	—	234	13,532	14,001	12,848
Real estate	346	1,868	—	—	21,106	23,320	15,645
Private equity	310	—	55	996	10,347	11,708	11,360
Credit	1,132	2,003	960	145	31,410	35,650	30,595
	$2,204	$3,871	$1,015	$2,128	$96,597	$105,815	$91,463
Approximately $54 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $540 million of additional Fee Revenues.

Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceed the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at June 30, 2025, and December 31, 2024, and for the three months ended June 30, 2025, and 2024.
Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. These requirements have been met for the six months ended June 30, 2025.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize various financial instruments in our business to manage risk and make better use of our capital. The fair values of these instruments that are reflected on our balance sheets are disclosed in Note 6 “Fair Value Measurements of Financial Instruments” to the condensed consolidated financial statements of BAM as at June 30, 2025, and December 31, 2024 and for the three and six months ended June 30, 2025, and 2024.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM enters into a number of related party transactions with BN and other affiliates. See Note 14 “Related Party Transactions” of the condensed consolidated financial statements of BAM as at June 30, 2025, and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.
BAM Dividends
The dividends paid by BAM on outstanding securities for the quarters ended June 30, 2025, and 2024 are summarized in the table below.

	Distribution per Security
	2025	2024
Per Class A Share and Class B Share	$0.4375	$0.3800
SUBSIDIARY PUBLIC ISSUERS
BAM Finance LLC (the "U.S. Finco") is a Delaware limited liability company formed on March 26, 2025 and is a subsidiary of the Company. As at June 30, 2025, the U.S. Finco had no debt outstanding.
Brookfield Finance (Canada) Inc. (the "Canadian Finco") was incorporated on March 26, 2025 under the Business Corporations Act (Ontario) and is a subsidiary of the Company. As at June 30, 2025, the Canadian Finco had no debt outstanding.
The U.S. Finco and Canadian Finco (together the “Finance Debt Issuers”) have no independent activities, assets or operations other than in connection with any securities that they may issue. Any debt securities issued by the Finance Debt Issuers will be fully and unconditionally guaranteed as to payment of principal, premium (if any), interest and certain other amounts by the Company.
During the three months ended June 30, 2025, BAM's $750 million senior notes due 2035 were issued directly from BAM Ltd.

The following tables contain summarized financial information of the Company, U.S. Finco, Canadian Finco and non-guarantor subsidiaries:

AS AT AND FOR THE THREE MONTHS ENDED JUNE 30, 2025(4) (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$13	$—	$—	$1,985	$(908)	$1,090
Net income (loss) attributable to shareholders	723	—	—	718	(821)	620
Total assets	9,764	—	—	44,470	(38,091)	16,143
Total liabilities	1,294	—	—	11,029	(7,210)	5,113
Preferred shares redeemable non-controlling interest	—	—	—	1,859	—	1,859

AS AT DECEMBER 31, 2024 AND FOR THE THREE MONTHS ENDED JUNE 30, 2024 (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$558	$—	$—	$1,709	$(1,351)	$916
Net income (loss) attributable to shareholders	903	—	—	885	(1,293)	495
Total assets	13,558	—	—	36,641	(36,042)	14,157
Total liabilities	4,806	—	—	4,679	(6,519)	2,966
Preferred shares redeemable non-controlling interest	—	—	—	2,103	—	2,103

FOR THE SIX MONTHS ENDED JUNE 30, 2025(4) (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$23	$—	$—	$3,332	$(1,184)	$2,171
Net income (loss) attributable to shareholders	1,449	—	—	753	(1,001)	1,201

FOR THE SIX MONTHS ENDED JUNE 30, 2024 (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$560	$—	$—	$2,759	$(1,519)	$1,800
Net income (loss) attributable to shareholders	876	—	—	1,463	(1,403)	936
1. This column accounts for investments in all subsidiaries of BAM under the equity method.
2. This column accounts for investments in all subsidiaries of BAM other than the Finance Debt Issuers, on a combined basis.
3. This column includes the necessary amounts to present BAM on a consolidated basis.
4. Reflects the completion of the 2025 Arrangement.

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024.
Equity Method Investments
Investments in which BAM is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. BAM has significant influence over Oaktree and other partner managers and therefore accounts for these investments under the equity method.
The carrying value of equity method investments is determined based on amounts invested by BAM, adjusted for the equity in earnings or losses of the investee allocated based on the relevant agreements, less distributions received. Under the equity method of accounting, BAM's share of earnings from equity investments is included in the share of income from equity investments in the condensed consolidated statements of operations. BAM evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Interest Rate Risk
BAM has interest rate exposure through balances held with affiliates, as well as its internal revolving credit facility with BN and its external $750 million revolving credit facility, of which none is drawn as at June 30, 2025. BAM earns interest income on amounts held on deposit with BN and incurs interest expense on its external and internal revolving credit facility borrowings. Interest income and expenses on these balances are at variable rates. BAM's $750 million senior notes due 2035 have a fixed annual coupon of 5.795%.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
22.1*	List of Subsidiary Guarantors.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 7, 2025

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)