Form 10-Q
period 2025-09-30
Brookfield Asset Management Ltd.
filed 2025-11-10
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, the registrant had 1,610,718,658 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada, which reflect our current views with respect to, among other things, our operations and financial performance (collectively, “forward-looking statements”). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future results, events or conditions, and include, but are not limited to, statements which reflect management’s current estimates, beliefs and assumptions regarding the operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies, capital management and outlook of Brookfield Asset Management Ltd. and its subsidiaries, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and which are in turn based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. The estimates, beliefs and assumptions of Brookfield Asset Management Ltd. are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and as such, are subject to change. Forward-looking statements are typically identified by words such as “outlook”, “believe”, “think”, “expect”, “potential”, “continue”, “may”, “should”, “seek”, “approximately”, “predict”, “intend”, “will”, “plan”, “estimate”, “anticipate”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.

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
•“AI” means artificial intelligence;
•“Angel Oak” means the October 1, 2025 acquisition of a 51.29% economic interest in Angel Oak Companies, LLC, a leading asset manager specializing in innovative mortgage and consumer products;
•“Assets Under Management” or “AUM” has the meaning ascribed thereto under “Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“BAM Partnership” means BAM Partners Trust;
•“BAIIF” means Brookfield AI Infrastructure Fund;

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
•“BPE” means Brookfield Private Equity Fund;
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
•“Concora” means our 43% indirect and direct ownership interest in Concora Super Holdco L.P.;
•“Class A Shares” means the class A limited voting shares in the capital of BAM;
•“Class B Shares” means the class B limited voting shares in the capital of BAM;
•“consolidated funds” means certain funds in which BAM is the primary beneficiary, as defined under US GAAP, and therefore consolidates their balance sheet and results of operations;
•“corporate liquidity” consists of cash, short-term financial assets, as well as the undrawn portions of the $300 million revolving credit facility established on November 8, 2022, in which BN is the lender, and a $1.05 billion five-year revolving credit facility established on August 29, 2024 and upsized in August and September 2025, in which we are the borrower, through bilateral agreements with a group of third party lenders, and excludes consolidated fund investments and borrowings;
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
•“mature fund” means a fund which had already significantly deployed capital upon completion of the 2022 Arrangement;
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
•“Segment Revenues”, a key metric, include base management fees, advisory fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of Segment Earnings of our partner managers;
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
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as at September 30, 2025, unless otherwise noted.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$1,062	$404
Accounts receivable and other, net	373	483
Financial assets	265	231
Due from affiliates	3,408	2,500
Investments	9,641	9,113
Investments held for sale	—	242
Investments of consolidated funds	487	251
Deferred income tax assets	702	586
Other assets	583	347
Total assets	$16,521	$14,157

Liabilities
Accounts payable and other, net	$2,495	$1,349
Financial liabilities	393	228
Due to affiliates	899	1,092
Corporate borrowings	1,486	—
Borrowings of consolidated funds	453	251
Deferred income tax liabilities	121	46
Total liabilities	5,847	2,966

Commitments and contingencies

Preferred shares redeemable non-controlling interest	1,562	2,103

Equity
Common stock:
Class A, no par value, unlimited authorized, 1,637,849,393 (December 31, 2024 - 1,637,156,992) issued and 1,612,336,858 (December 31, 2024 - 1,614,238,281) outstanding as at September 30, 2025	9,151	9,017
Class A held in treasury, no par value, 25,512,535 (December 31, 2024 - 22,918,711) shares as at September 30, 2025	(289)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at September 30, 2025	—	—
Retained deficit	(704)	(488)
Accumulated other comprehensive income	189	162
Additional paid-in capital	114	152
Total common equity	8,461	8,752
Non-controlling interest in consolidated entities	634	336
Non-controlling interest in consolidated funds	17	—
Total equity	9,112	9,088
Total liabilities, redeemable non-controlling interest and equity	$16,521	$14,157
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Revenues
Base management and advisory fees	$859	$768	$2,511	$2,163
Incentive fees	115	105	348	317
Investment income
Carried interest allocations
Realized	—	—	—	11
Unrealized	112	55	51	(24)
Total investment income	112	55	51	(13)
Interest and dividend revenue	24	34	71	117
Interest and dividend revenue of consolidated funds	7	—	22	—
Other revenues	135	155	420	333
Total revenues	1,252	1,117	3,423	2,917
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(379)	(326)	(1,042)	(878)
Other operating expenses	(87)	(84)	(247)	(238)
General, administrative and other	(23)	(20)	(47)	(42)
Total compensation, operating, and general and administrative expenses	(489)	(430)	(1,336)	(1,158)
Carried interest allocation recovery (compensation)
Realized	(26)	(3)	(76)	(50)
Unrealized	46	(35)	(66)	(32)
Total carried interest allocation recovery (compensation)	20	(38)	(142)	(82)
Interest expense	(20)	(8)	(54)	(17)
Interest expense of consolidated funds	(6)	—	(22)	—
Total expenses	(495)	(476)	(1,554)	(1,257)
Other expenses, net	(107)	(69)	(244)	(117)
Share of income from equity method investments	110	61	349	194
Other income, net of consolidated funds	10	—	37	—
Income before taxes	770	633	2,011	1,737
Income tax expense	(78)	(96)	(228)	(309)
Net income	$692	$537	$1,783	$1,428
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$165	$60	$391	$161
Non-controlling interest in consolidated entities	(127)	(53)	(229)	(109)
Non-controlling interests in consolidated funds	(6)	—	(20)	—
Net income attributable to the common stockholders	$724	$544	$1,925	$1,480

Earnings per share
Basic	$0.45	$0.34	$1.19	$0.92
Diluted	$0.44	$0.34	$1.18	$0.92

Weighted-average shares
Basic	1,613.0	1,613.0	1,613.0	1,599.9
Diluted	1,632.6	1,621.8	1,629.6	1,608.2
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net income	$692	$537	$1,783	$1,428
Equity method investments	(4)	10	14	11
Currency translation	(3)	7	13	3
Comprehensive income	$685	$554	$1,810	$1,442
Comprehensive loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$165	$60	$391	$161
Non-controlling interest in consolidated entities	(127)	(53)	(229)	(109)
Non-controlling interests in consolidated funds	(6)	—	(20)	—
Comprehensive income attributable to the common stockholders	$717	$561	$1,952	$1,494
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS AT AND FOR THE THREE MONTHS ENDED (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at June 30, 2025	1,613,105,384	21,280	$9,149	$(220)	$60	$(715)	$196	$8,470	$524	$177	$9,171
Net income	—	—	—	—	—	724	—	724	127	6	857
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)	—	—	(7)
Share subscriptions	165,018	—	2	—	(1)	(4)	—	(3)	—	—	(3)
Acquisition of treasury shares, net	(933,544)	—	—	(69)	—	—	—	(69)	—	—	(69)
Contributions	—	—	—	—	55	—	—	55	—	—	55
Distributions	—	—	—	—	—	(707)	—	(707)	(17)	—	(724)
Deconsolidation of consolidated funds	—	—	—	—	—	(2)	—	(2)	—	(166)	(168)
Balance at September 30, 2025	1,612,336,858	21,280	$9,151	$(289)	$114	$(704)	$189	$8,461	$634	$17	$9,112

AS AT AND FOR THE THREE MONTHS ENDED (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at June 30, 2024	1,612,874,490	21,280	$9,016	$(90)	$123	$(481)	$165	$8,733	$244	$—	$8,977
Net income	—	—	—	—	—	544	—	544	53	—	597
Other comprehensive income	—	—	—	—	—	—	17	17	—	—	17
Share subscriptions	429,690	—	1	—	—	—	—	1	—	—	1
Acquisition of treasury shares, net	343,295	—	—	(1)	—	—	—	(1)	—	—	(1)
Contributions	—	—	—	—	30	4	—	34	(4)	—	30
Distributions	—	—	—	—	—	(620)	—	(620)	—	—	(620)
Balance at September 30, 2024	1,613,647,475	21,280	$9,017	$(91)	$153	$(553)	$182	$8,708	$293	$—	$9,001

See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS AT AND FOR THE NINE MONTHS ENDED (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	1,925	—	1,925	229	20	2,174
Other comprehensive income	—	—	—	—	—	—	27	27	—	—	27
Share subscriptions	692,401	—	14	—	(5)	(17)	—	(8)	—	—	(8)
Acquisition of treasury shares, net	(2,593,824)	—	—	(191)	—	—	—	(191)	—	—	(191)
Contributions	—	—	—	—	111	—	—	111	62	163	336
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(2,122)	—	(2,122)	(24)	—	(2,146)
Deconsolidation of consolidated funds	—	—	—	—	—	(2)	—	(2)	—	(166)	(168)
Balance at September 30, 2025	1,612,336,858	21,280	$9,151	$(289)	$114	$(704)	$189	$8,461	$634	$17	$9,112

AS AT AND FOR THE NINE MONTHS ENDED (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2023	1,582,754,611	21,280	$9,014	$—	$122	$(178)	$168	$9,126	$173	$—	$9,299
Net income	—	—	—	—	—	1,480	—	1,480	109	—	1,589
Other comprehensive income	—	—	—	—	—	—	14	14	—	—	14
Share subscriptions	29,926,703	—	3	—	—	—	—	3	—	—	3
Acquisition of treasury shares, net	966,161	—	—	(91)	—	—	—	(91)	—	—	(91)
Contributions	—	—	—	—	31	4	—	35	15	—	50
Distributions	—	—	—	—	—	(1,859)	—	(1,859)	(4)	—	(1,863)
Balance at September 30, 2024	1,613,647,475	21,280	$9,017	$(91)	$153	$(553)	$182	$8,708	$293	$—	$9,001

See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Operating activities
Net income	$692	$537	$1,783	$1,428
Adjustments to reconcile net income to net cash from operating activities:
Other expenses, net	81	93	192	117
Other income, net of consolidated funds	(10)	—	(37)	—
Share of income from equity method investments, net of cash distributions	(13)	(15)	(49)	(31)
Depreciation and amortization	16	4	30	11
Deferred income taxes	(5)	5	(9)	96
Stock-based equity awards	32	42	94	81
Unrealized carried interest allocation, net	(141)	(20)	(53)	56
Changes in operating assets and liabilities:
Changes in investments of consolidated funds	8	—	(457)	—
Changes in other working capital and non-cash operating items	85	(79)	(99)	(282)
	745	567	1,395	1,476
Investing activities
Acquisitions
Investments	(207)	(1,335)	(740)	(1,850)
Acquisition of subsidiaries, net of cash acquired	—	—	6	—
Other assets	(4)	(2)	(7)	(5)
Dispositions and distributions received
Investments	151	267	164	277
Disposition of subsidiaries, net of cash	52	—	52	—
Investments held for sale	—	(249)	262	(249)
(Advances to) repayments from related parties	—	(4)	—	46
	(8)	(1,323)	(263)	(1,781)
Financing activities
Distributions to common stockholders	(706)	(620)	(2,115)	(1,859)
(Repayments) borrowings of consolidated funds	(9)	—	247	—
Distributions to non-controlling and redeemable non-controlling interests	(120)	(8)	(131)	(50)
Purchase of treasury shares	(69)	—	(185)	—
Corporate borrowings issuance, net	750	—	1,500	—
Deferred financing fees	(7)	—	(14)	—
Contributions from parent	—	—	12	56
Capital raised from non-controlling interests	—	—	179	—
Preferred equity issuances	—	—	25	—
Issuance of related party loans	—	351	—	356
Issuance of tracking option	—	—	—	37
	(161)	(277)	(482)	(1,460)
Cash and cash equivalents
Change in cash and cash equivalents	576	(1,033)	650	(1,765)
Effect of exchange rate changes on cash and cash equivalents	6	5	8	1
Balance, beginning of period	480	1,931	404	2,667
Balance, end of period	$1,062	$903	$1,062	$903
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$18	$(76)	$20	$(65)
Accounts payable and other, net	195	161	(181)	(89)
Due from affiliates	(16)	(208)	160	(64)
Due to affiliates	(119)	42	(109)	(90)
Other non-cash operating items	7	2	11	26
	$85	$(79)	$(99)	$(282)

Supplemental disclosure of cash flow information
Income taxes paid	$67	$69	$195	$260
Interest paid	$26	$4	$76	$13
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing and financing activities related to 2025 Arrangement	$—	$—	$27	$—
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    ORGANIZATION
Brookfield Asset Management Ltd. (“BAM”, “we”, “our”, “us”, or the “Company”) is an alternative asset manager listed on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol BAM. BAM focuses on renewable power and transition, infrastructure, real estate, private equity and credit, operating in various markets globally.
BAM was incorporated on July 4, 2022 and its head office is located at Brookfield Place, 250 Vesey Street, 15th Floor, New York, NY, 10281-0221 and its registered office is located at 1055 West Georgia Street, 1500 Royal Centre, P.O. Box 11117, Vancouver, British Columbia V6E 4N7.
On February 4, 2025, BAM completed a corporate arrangement with Brookfield Corporation (“BN”), whereby BN transferred its approximately 73% interest in Brookfield Asset Management ULC (the “Asset Management Company”) to BAM in exchange for newly issued class A limited voting shares of BAM (“Class A Shares”) on a one-for-one basis (the “2025 Arrangement”). See discussion of the accounting for the 2025 Arrangement in Note 3.
The financial statements of BAM for the periods prior to February 4, 2025, the closing date of the 2025 Arrangement, reflect historical financial information of Brookfield Asset Management ULC, the accounting acquirer, as the “Predecessor” entity. For the periods thereafter, the financial statements reflect the financial position and results of the combined entity.
In addition, on July 4, 2022, the date of incorporation, the Company entered into certain agreements and arrangements, including the Relationship Agreement under which carried interest generated by BAM is allocated to BN at 100% with respect to mature funds and at 33.3% with respect to current funds, new funds and open-ended funds, through the Company’s non-controlling interest and preferred shares redeemable non-controlling interest held by BN. Further, certain employee share-based and performance-based compensation costs are recovered from BN. See discussion of the accounting for this agreement in the Other Revenues accounting policy in Note 2.
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
Certain of the comparative figures have been reclassified to conform with the current period's presentation.
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
Preferred Shares Redeemable Non-Controlling Interest
The Company has outstanding various special tracking preferred shares of certain subsidiaries of the Company (“Tracking Shares”) which provide BN with a redemption right, upon a liquidation or redemption event, to receive a preferred amount equal to the fair value of carried interest entitlement from certain tracked assets, net of any compensation related costs. The carried interest entitlement is determined based on the hypothetical liquidation at book value method of valuation (“HLBV”) being applied to each such mature fund at each reporting date, which calculates the accrued carried interest that would be due to the Company pursuant to fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. These returns are realized through the payment of cumulative dividends, as and when declared by the board of directors of the relevant BAM subsidiaries. The Tracking Shares are entitled to vote, together with the common shares owned indirectly by the Company, in respect of those subsidiaries and are presented as preferred shares redeemable non-controlling interest within the condensed consolidated balance sheets, outside of permanent equity.
The first series of Tracking Shares issued by Brookfield US Holdings Inc. (“BUSHI”), a subsidiary of the Company, provides BN with an economic interest equal to effectively 100% of the carried interest earned in mature funds. The first series of Tracking Shares also includes all economic interest associated with the Company's investment in BSREP III. Any economics relating to the limited partnership interest in BSREP III is attributed to the preferred shares within the preferred shares redeemable non-controlling interest financial statement line item on the condensed consolidated statement of operations. Carried interest entitlement on BSREP III is also determined using the HLBV method. The first series of Tracking Shares has a redemption clause whereby BUSHI, whose board is controlled by BN, may elect to redeem the Tracking Shares upon the tenth anniversary of issuance. While the first series of Tracking Shares is not currently redeemable, the Company believes that the first series of Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such, the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period. Once the Tracking Shares are redeemed, the holder retains no further economic entitlement to the carried interest of the funds or limited partner investment interest included with those respective Tracking Shares.
The second series of Tracking Shares issued by Brookfield Manager Holdings Ltd. (“BMHL”), a subsidiary of the Company, provides BN with an economic interest equal to effectively a 33.3% share of similar distributions on open-ended funds. During the three months ended September 30, 2025, the second series of Tracking Shares was amended such that a future redemption by BUSHI, whose board is controlled by BN, is now permitted upon the tenth anniversary of issuance, consistent with the first and third series of Tracking Shares, and accordingly, the Company believes that such Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such, the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period. Once the Tracking Shares are redeemed, the holder retains no further economic entitlement to the carried interest of the funds included within those respective Tracking Shares.
The third series of Tracking Shares issued by BUSHI provides BN with an economic interest equal to 1.5% of certain investments held by Oaktree, an equity method investment of BAM, excluding any fee earnings, carried interest, incentive fees and performance fees of that equity method investee. The third series of Tracking Shares has a redemption clause whereby BUSHI, whose board is controlled by BN, may elect to redeem the Tracking Shares upon the tenth anniversary of issuance. While the third series of Tracking Shares is not currently redeemable, the Company believes that the third series of Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such, the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period. Once the Tracking Shares are redeemed, the holder retains no further economic entitlement to the certain investments held by Oaktree included within those respective Tracking Shares.
BUSHI's issued share capital includes class B senior preferred shares outstanding as at September 30, 2025, all of which are held by BN. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the BUSHI Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares were issued in December 2022 in conjunction with the 2022 Arrangement and are held by BN. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. While the class B senior preferred shares are not currently redeemable, the Company considers that it is probable such shares will become redeemable as the redemption requirement is only through the passage of time.
BUSHI's issued share capital includes class B preferred shares outstanding as at September 30, 2025, all of which are held by BN. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and entitle the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These class B preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity.

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
The Company recognizes any change in the carrying amount of its preferred shares redeemable non-controlling interest in net loss (income) attributable to preferred shares redeemable non-controlling interest in its condensed consolidated statements of operations. Distributions on the preferred shares redeemable non-controlling interest are made periodically as carried interest is realized. Distributions are not deferred until a redemption event occurs. These distributions are presented within distributions in note 13 redeemable non-controlling interest.
Non-Controlling Interest
The Company has various outstanding classes of equity interests, issued by the Company’s subsidiaries and held by BN, which have rights to priority distributions. Net loss (income) and other comprehensive loss (income), if applicable, generated by the respective subsidiaries is allocated to non-controlling interest in consolidated entities and consolidated funds based on the substantive contractual terms of the subsidiaries’ governing agreements that specify the allocation of income or loss. Non-controlling interest includes BN's entitlement, pursuant to the Relationship Agreement, to 33.3% of all carried interest generated on new funds prior to any carried interest compensation costs.
Revenue Recognition
Revenue is measured based on the amount the Company expects to be entitled to under the contract with the customer and excludes amounts collected on behalf of third parties. A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods and services) to the customer and is the unit of account in ASC 606 Revenue from Contracts with Customers (“ASC 606”). In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue, as, or when, the performance obligation is satisfied. The Company recognizes revenue when it transfers control of a product or service to a customer.
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
Fair value gains (losses) on principal investments include the unrealized and realized gains and losses on the Company’s principal investments, including its investments in the funds that are not consolidated and receive pro-rata allocations and other principal investments. Gain (loss) on principal investments is realized when the Company redeems all or a portion of its investment or when the Company receives cash income, such as dividends or distributions. Unrealized gain (loss) on principal investments results from changes in the fair value of the underlying investment as well as the reversal of unrealized gain (loss) at the time an investment is realized.
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
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy are comprised of certain equity securities and derivatives.
The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:
•Equity securities and derivatives are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, the Company may use certain information with respect to quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction that is embodied in the security.
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
Derivatives
In the normal course of business, the Company is exposed to certain risks relating to their ongoing operations and uses various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. These generally include foreign currency forward contracts and interest rate swaps. The derivative instruments are not designated as hedging instruments under ASC 815, Derivative and Hedging (“ASC 815”).

Derivative financial instruments under ASC 815 are recognized on a gross basis in the condensed consolidated balance sheets at fair value with changes in fair value recognized in net income.
Derivative instruments are marked-to-market at the end of each reporting period based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Unrealized gains (losses) and realized gains (losses) are reflected within Other expenses, net within the condensed consolidated statements of operations.

Financial Assets and Financial Liabilities
Purchased or written options on equity interests of several of our equity method investments that do not meet the definition of a derivative are recognized on the condensed consolidated balance sheets on a gross basis as financial assets or financial liabilities, respectively. These financial instruments are measured at fair value with changes in fair value recognized in Other expenses, net within the condensed consolidated statements of operations.
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
Compensation, benefits and carried interest compensation
Compensation — Compensation consists of (a) salary and bonus, and benefits paid and payable to employees, and (b) share-based compensation associated with the grants of share-based awards to employees. Compensation costs relating to the issuance of share-based awards to senior management and employees is accounted for in accordance with ASC 718, Compensation — Stock Compensation. These awards are measured at fair value at the grant date and expensed over the vesting period, except in the case of share-based awards that do not require future service, which are expensed immediately. Cash settled share-based awards and awards settled in a variable number of shares for a fixed monetary amount are classified as liabilities and are remeasured at the end of each reporting period. The Company accounts for forfeitures as they occur.
Refer to Note 12 for further details of the Company's share-based compensation.
Carried Interest Compensation — Unrealized and realized carried interest compensation is performance-based compensation based on performance of investments on a fund-by-fund basis. Such compensation expense is subject to both positive and negative adjustments. For certain carried interest compensation costs recognized in accordance with ASC 710 Compensation - General, BAM is not entitled to the associated carried interest income. Substantially all of these costs are recoverable from BN, with the recoveries being presented in other revenues in the condensed consolidated statement of operations. As the expense is recorded as carried interest compensation costs and the recovery is recorded as other revenues, we note the movement in carried interest compensation costs and carried interest revenues on a gross basis may not have a direct correlation.

Other expenses, net
Other expenses, net — Other expenses, net includes net unrealized gains (losses) resulting from changes in the fair value of the Company’s investments in common shares, financial instruments associated with options to acquire additional interests in various investments, and investments in its sponsored funds, as well as non-asset management related expenses.
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
See Note 15 for further detail on related party transactions.
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
	25,127
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

4.    INVESTMENTS

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Common and preferred shares (a)	$335	$400
Investments in affiliates (b)	825	1,116
Accrued carried interest - mature funds (c)	351	931
Accrued carried interest - new funds (c)	1,324	693
Equity method investments (d)
Equity interest in Oaktree	4,681	4,612
Equity interest in Castlelake	770	538
Equity interest in other affiliates	1,355	823
	$9,641	$9,113
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.
a.As at September 30, 2025, common and preferred shares were $335 million (2024 – $400 million). Common shares primarily represents investments of $64 million (2024 – $64 million) in Brookfield Renewable Energy L.P. and $26 million (2024 – $25 million) in Brookfield Infrastructure Income Fund Inc. Preferred shares represent investments of $188 million (2024 – $249 million) in Global Education Management Systems (“GEMS Education”) and $56 million (2024 – $50 million) in Cherry Painting Company, Inc. (“Cherry Coatings”). Common and preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.

b.As at September 30, 2025, investments in affiliates are primarily comprised of an interest in Brookfield Strategic Real Estate Partners III (“BSREP III”), a fund which BAM manages, of $734 million (2024 – $1.0 billion) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities.

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

The change in BAM’s accrued carried interest for mature funds for the three and nine months ended September 30, 2025 and 2024 is as follows:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$600	$1,135	$931	$1,394
Changes in fund fair values	(249)	(100)	(580)	(348)
Realized carried interest	—	—	—	(11)
Balance, ending	$351	$1,035	$351	$1,035
The change in BAM’s accrued carried interest for new funds during the three and nine months ended September 30, 2025 and 2024 is as follows:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$963	$419	$693	$305
Changes in fund fair values	361	155	631	269
Balance, ending	$1,324	$574	$1,324	$574
d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company recognized its share of earnings from all of its equity method investments of $110 million (2024 – $61 million) and $349 million (2024 – $194 million) for the three and nine months ended September 30, 2025, respectively within the share of income from equity method investments in its condensed consolidated statements of operations. The Company’s equity method investments include:
i.An approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
ii.An economic interest in Castlelake of $770 million (2024 – $538 million);
iii.A 49.9% economic interest in LC Financial Holdings Limited (“LCM”) of $217 million (2024 – $186 million);
iv.A 44% economic interest in PWMP Ventures LLC (“Primary Wave”) of $259 million (2024 – $147 million);
v.An approximate 11% economic interest in Pretium of $340 million (2024 - $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. For the three and nine months ended September 30, 2025, an increase of $29 million and a decrease of $11 million, respectively, has been recognized on the value of the investment. For the three and nine months ended September 30, 2025 a decrease of $18 million and an increase of $8 million, respectively, has been recognized on financial assets held by the Company associated with Pretium, which partially offset the change in the value of the investment;
vi.Limited partner interests in funds of $303 million (2024 – $29 million) including Pinegrove Opportunity Partners I LP (“Pinegrove Fund”) (2025 – $196 million; 2024 – $25 million), Brookfield Private Equity Fund L.P. (“BPE”) (2025 – $101 million; 2024 - $nil) and;
vii.A number of general partner interests in our private funds.
Oaktree
During the nine months ended September 30, 2025, the Company increased its investment in Oaktree, resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest, which increased the Company’s economic interest in Oaktree from approximately 73% to approximately 74%. The Company accounted for the step-up in basis by allocating the excess of the purchase price over the proportionate share of the book value of the net assets acquired to the identifiable assets and liabilities, as well as goodwill. The amortization of the basis difference will be recognized over their respective useful lives of the identified assets and liabilities. The allocation to goodwill will not be amortized.

Primary Wave
During the nine months ended September 30, 2025, the Company increased its investment in Primary Wave resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest for approximately $84 million, which increased the Company’s ownership percentage in Primary Wave from approximately 35% to approximately 44%. We continue to account for our interest in Primary Wave as an equity method investment as we do not control the business.

Castlelake
During the nine months ended September 30, 2025, BAM participated in Castlelake's acquisition of Concora Super Holdco, L.P. (“Concora”) for approximately $475 million. As part of this acquisition, the Company contributed cash consideration of $116 million directly to Castlelake based on the Company's proportionate ownership. Additionally, the Company contributed $81 million for a direct interest in Concora. Overall these investments entitle the Company to an indirect and direct ownership interest of approximately 43%. The Company’s direct interest in Concora has been accounted for as an equity method investment.

Pinegrove
During the nine months ended September 30, 2025, the Company invested $156 million in the Pinegrove Fund. The Company’s investment in the Pinegrove Fund has been accounted for as an equity method investment.

BPE
During the nine months ended September 30, 2025, the Company agreed to sell part of its interest in GEMS Education ($54 million) and Spring Education Group ($40 million) (collectively “Seed Assets”) to BPE, a fund that will be managed by the Company. In exchange for the Seed Assets, the Company received units in BPE with an initial redemption value of approximately $94 million, which approximates the fair value of the Seed Assets. The units in BPE will be accounted for as an equity method investment and the investments previously held in the Seed Assets will be derecognized.

The summarized financial information of all of the Company’s equity method investees, in aggregate, for the three and nine months ended September 30, 2025 and 2024, is as follows:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Revenues	$1,049	$1,827	$3,653	$3,515
Expenses	(1,502)	(930)	(4,040)	(2,684)
Net income (loss)	(453)	897	(387)	831
Net income attributable to non-controlling interest	35	14	74	26
During the nine months ended September 30, 2025, BAM disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. Prior to the disposal, the investment in the fund was classified as a disposal group held for sale measured at fair value less costs to sell. During the nine months ended September 30, 2025, BAM recognized a gain of $15 million, reported within Other expenses, net within the condensed consolidated statements of operations upon the disposal of this investment.
Investments of Consolidated Funds
The summary of the Company's investments held in consolidated funds as at September 30, 2025 and December 31, 2024, is as follows:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2025	2024	2025	2024
Equity securities, at fair value	$245	$251	50%	100%
Debt, at fair value	242	—	50%	—%
Total investments, at fair value	$487	$251	100%	100%
As of September 30, 2025 and December 31, 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the consolidated funds, had a fair value that exceeded 5% of BAM’s total assets.
During the three months ended September 30, 2025, BAM assigned part of its commitment in Brookfield Infrastructure Structured Solutions (“BISS”) to a related party. As a result of this BAM is no longer the primary beneficiary of BISS and therefore BISS was deconsolidated during the three months ended September 30, 2025.
As of September 30, 2025, BAM continues to consolidate Brookfield Special Investments II (“BSI II”). The investments in consolidated funds are accounted for at their fair value under ASC 946 Financial Services – Investment Companies. During the nine months ended September 30, 2025, the Company, through BSI II, acquired debt and equity interests in Spring Education As of September 30, 2025, the fair value of the debt and equity interests associated with this acquisition are $242 million and $26 million, respectively.

Other income, net of consolidated funds in the condensed consolidated statements of operations, consists primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. For the three and nine months ended September 30, 2025, there were $10 million and $37 million of gains recognized, respectively, from investment activities within Other income, net of consolidated funds on the condensed consolidated statements of operations (2024 – $nil).

5.    VARIABLE INTEREST ENTITIES
The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through another consolidated entity. VIEs include certain credit focused entities within the Oaktree platform, whereby the purpose of such VIEs is to provide a vehicle that allocates our share of its performance-based fees between the Company and BN, as well as certain consolidated funds where BAM is the primary beneficiary. The fundamental risks of these consolidated VIEs, mainly include loss of invested capital and performance-based fees. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As at September 30, 2025, the Company had unfunded commitments of $500 million to the consolidated funds.

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Cash and cash equivalents	$—	$—
Investments	412	1,083
Investments of consolidated funds	487	251
Other assets	—	—
Total Assets	$899	$1,334

Borrowings of consolidated funds	$453	$251
Other liabilities	—	—
Total Liabilities	$453	$251
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominately include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the three and nine months ended September 30, 2025 and 2024, the Company did not provide any financial and other support to unconsolidated VIEs other than its obligated commitments.
The assets and liabilities recognized in the Company's condensed consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Investments	$1,179	$1,472
Due from affiliates	4	9
VIE related assets	1,183	1,481
Maximum exposure to loss	$1,183	$1,481

6.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the condensed consolidated financial statements: cash, accounts receivable, net, accounts payable, net, due to affiliates and due from affiliates.
Financial Instruments
The following tables summarizes the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as at September 30, 2025 and December 31, 2024:

	2025
AS AT SEPTEMBER 30, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$720	$—	$—	$—	$720
Financial assets	—	—	265	—	265
Investments:
Common and preferred shares	—	—	309	26	335
Investments in affiliates	—	—	—	734	734
Equity method investments under fair value option	—	—	340	—	340
Freestanding derivatives	—	2	—	—	2
Total assets at fair value	$720	$2	$914	$760	$2,396
Liabilities
Financial liabilities	$—	$—	$393	$—	$393
Freestanding derivatives	—	4	—	—	4
Total liabilities at fair value	$—	$4	$393	$—	$397

	2024
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$172	$—	$—	$—	$172
Financial assets	—	—	231	—	231
Investments:
Common and preferred shares	10	—	363	25	398
Investments in affiliates	—	—	—	1,026	1,026
Equity method investments under fair value option	—	—	351	—	351
Investments held for sale	—	—	242	—	242
Total assets at fair value	$182	$—	$1,187	$1,051	$2,420
Liabilities
Financial liabilities	$—	$—	$228	$—	$228
Total liabilities at fair value	$—	$—	$228	$—	$228
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

The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as at September 30, 2025 and December 31, 2024:

AS AT SEPTEMBER 30, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$265	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	309	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	340	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	393	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower

AS AT DECEMBER 31, 2024 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$231	Option pricing model	Volatility	30%- 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	363	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	351	Market approach	N/A	N/A	N/A	N/A
Investments held for sale (e)	242	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	228	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower
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
(c)Common shares categorized as Level III represents investments of $64 million in Brookfield Renewable Energy L.P. (2024 – $64 million). Preferred shares represent $188 million of preferred shares in GEMS Education (2024 – $249 million) and $56 million preferred shares of Cherry Coatings (2024 – $50 million). Common and preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.
(d)Equity method investments under fair value option represents an approximate 11% economic interest in Pretium of $340 million (2024 - $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the condensed consolidated statements of operations.
(e)On March 27, 2025, the Company disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. As a result, for the nine months ended September 30, 2025, BAM recognized a gain of $15 million, reported in Other expenses, net within the condensed consolidated statements of operations.

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
Level III Changes in Fair Value
During the three and nine months ended September 30, 2025, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level III investments are reported in Other expenses, net in the condensed consolidated statements of operations.

AS AT AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$290	$368	$351	$402
Fair value changes in net income	(25)	10	29	3
Purchases and other	—	(10)	—	—
Transfers	—	(59)	(40)	—
Payments	—	—	—	(12)
Balance, ending	$265	$309	$340	$393

AS AT AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	34	15	(11)	116
Purchases and other	—	(10)	40	61
Transfers	—	(59)	(40)	—
Payments	—	—	—	(12)
Balance, ending	$265	$309	$340	$393

AS AT AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Financial liabilities
Balance, beginning	$45	$75	$124
Fair value changes in net income	16	—	34
Purchases	34	362	70
Balance, ending	$95	$437	$228

AS AT AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Financial liabilities
Balance, beginning	$37	$77	$122
Fair value changes in net income	24	—	36
Purchases	34	360	70
Balance, ending	$95	$437	$228

Financial Instruments of Consolidated Funds
The following tables summarizes the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as at September 30, 2025 and December 31, 2024:

	2025				2024
AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$245	$245	$—	$—	$251	$251
Investments in debt	—	—	242	242	—	—	—	—
Total assets at fair value	$—	$—	$487	$487	$—	$—	$251	$251
Liabilities
Borrowings	$453	$—	$—	$453	$251	$—	$—	$251
Total liabilities at fair value	$453	$—	$—	$453	$251	$—	$—	$251
Level III Measurements of Consolidated Funds

AS AT SEPTEMBER 30, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$245	Market approach	N/A	N/A	N/A	N/A
Investments in debt	$242	Discounted cash flows	Discount rate	14% - 20%	18%	Lower
Level III Changes in Fair Value of Consolidated Funds

AS AT AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Investments in equity securities	Investments in debt
Balance, beginning	$498	$246
Fair value changes in net income	—	10
Deconsolidation of consolidated funds	(267)	—
Purchases, net	14	(14)
Balance, ending	$245	$242

AS AT AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Investments in equity securities	Investments in debt
Balance, beginning	$251	$—
Fair value changes in net income	22	15
Deconsolidation of consolidated funds	(267)	—
Purchases, net	239	227
Balance, ending	$245	$242
7.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. The margins are subject to change based on the Company's credit rating. During the three months ended September 30, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion.

On April 24, 2025, BAM completed a debt offering, issuing $750 million of 10-year senior unsecured notes at a fixed interest rate of 5.795%. All or a portion of the senior unsecured notes may be redeemed at BAM's option in whole or in part, at any time and from time to time, prior to the stated maturity, at the redemption price set forth in the agreement. If a change of control triggering event occurs, subject to certain conditions, BAM will be required to make an offer to repurchase all outstanding senior unsecured notes in cash equal to 101% of the principal amount plus accrued and unpaid interest up to the date of, but not including, the date of repurchase.

On September 9, 2025, BAM completed a debt offering, issuing $750 million of 30-year senior unsecured notes at a fixed interest rate of 6.077%. All or a portion of the senior unsecured notes may be redeemed at BAM's option in whole or in part, at any time and from time to time, prior to the stated maturity, at the redemption price set forth in the agreement. If a change of control triggering event occurs, subject to certain conditions, BAM will be required to make an offer to repurchase all outstanding senior unsecured notes in cash equal to 101% of the principal amount plus accrued and unpaid interest up to the date of, but not including, the date of repurchase.

BAM has the following debt obligations outstanding:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024	Weighted Average Remaining Maturity
Senior unsecured notes
5.795%, Due 4/24/2035	$750	$—	115 months
6.077%, Due 9/15/2055	750	—	360 months
Deferred financing costs	(14)	—	N/A
Total corporate borrowings	$1,486	$—
Borrowings of Consolidated Funds
Certain consolidated funds also maintain revolving credit facilities that are secured by the limited partner commitments of the respective fund.
The consolidated funds of BAM have the following borrowings:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$453	$251	$745	6.3%	4 months	0.3%
Total borrowings of consolidated funds	$453	$251
BAM was in compliance with all financial covenants associated with its corporate borrowings as of September 30, 2025 and December 31, 2024.

8.    DERIVATIVES
Freestanding derivatives are instruments that the Company have entered into in the normal course of business to achieve certain risk management objectives as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include interest rate swaps and foreign currency forward contracts. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative financial instruments. The notional amount represents the absolute value of all outstanding derivative contracts.

AS AT SEPTEMBER 30, 2025 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$311	$2	$396	$4
Interest rate swap contracts	—	—	370	—
	$311	$2	$766	$4

Nominal realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations for the nine months period ended September 30, 2025 and 2024, respectively.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2025 and December 31, 2024.

Derivatives are recorded as gross in the condensed consolidated balance sheets.

9.    REVENUE
The Company offers investment products on a number of strategies, specifically renewable power and transition, infrastructure, real estate, private equity, and credit, operating in more than 30 countries. The majority of base management and advisory fees are earned in the United States of America.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$37	$50	$134	$20	$79	$320
Canada	58	102	5	19	20	204
United Kingdom	64	54	69	25	4	216
Other	42	48	20	7	2	119
Incentive fees	35	80	—	—	—	115
	$236	$334	$228	$71	$105	$974

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$32	$52	$146	$27	$66	$323
Canada	45	105	6	17	9	182
United Kingdom	35	52	67	16	—	170
Other	25	35	16	17	—	93
Incentive fees	32	73	—	—	—	105
	$169	$317	$235	$77	$75	$873

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$97	$144	$450	$70	$231	$992
Canada	166	290	17	52	59	584
United Kingdom	151	151	223	66	12	603
Other	94	134	65	30	9	332
Incentive fees	108	240	—	—	—	348
	$616	$959	$755	$218	$311	$2,859

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Real estate	Private equity	Credit	Total
Base management and advisory fees
United States of America	$80	$148	$419	$87	$152	$886
Canada	130	295	17	57	18	517
United Kingdom	106	144	192	47	—	489
Other	76	105	47	43	—	271
Incentive fees	96	221	—	—	—	317
	$488	$913	$675	$234	$170	$2,480
10.    INCOME TAXES
The Company’s statutory income tax rate has remained consistent at 27% during the three months ended September 30, 2025 and 2024.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of September 30, 2025, certain of the Company's U.S and non-U.S. income tax returns for 2018 through 2024 are open to or are under examination.
11.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A Shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding escrowed shares and options held by employees and non-employees that have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2025 and 2024 was calculated as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2025		2024
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$724	$—	$543	$—
Denominator
Weighted average of common stock outstanding - basic	1,613.0	—	1,613.0	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	19.6	—	8.8	—
Weighted average of common stock outstanding - diluted	1,632.6	—	1,621.8	—
Net Income per Share
Earnings per share - basic	$0.45	$0.45	$0.34	$0.34
Earnings per share - diluted	$0.44	$0.45	$0.34	$0.34

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2025		2024
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$1,923	$—	$1,478	$—
Denominator
Weighted average of common stock outstanding - basic	1,613.0	—	1,599.9	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	16.6	—	8.3	—
Weighted average of common stock outstanding - diluted	1,629.6	—	1,608.2	—
Net Income per Share
Earnings per share - basic	$1.19	$1.19	$0.92	$0.92
Earnings per share - diluted	$1.18	$1.19	$0.92	$0.92
The following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management stock options of BAM	4.7	7.0	3.6	5.5
Escrow shares of BAM	3.6	5.0	3.6	5.0
Total	8.3	12.0	7.2	10.5
12.    SHARE-BASED COMPENSATION
BAM and BN have granted share-based compensation awards to certain employees and directors of BAM, under a number of compensation plans (the “Equity Plans”). The Equity Plans provide for the granting of share options, restricted shares, escrowed shares and deferred share and restricted share units which contain certain service or performance requirements of BAM or BN.
The expense recognized for share-based compensation is summarized in the following table:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$11	$6	$33	$18
Escrowed Stock Plan	16	6	45	18
Restricted Stock Plan	14	14	43	38
	$41	$26	$121	$74

Expense arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$68	$31	$89	$29
Restricted Share Unit Plan	—	—	—	1
	$68	$31	$89	$30
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

During the three months ended September 30, 2025, no stock options were issued. During the nine months ended September 30, 2025, BAM granted 4.8 million (2024 – 6.1 million) share options at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5), 29.9% volatility (2024 – 29.2%), a weighted average expected annual dividend yield of 3.7% (2024 – 4.8%), a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25% (2024 - 25%), with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the share options granted was $53.4 million (2024 – $37.5 million).
For the three and nine months ended September 30, 2025, the total expense incurred with respect to MSOP totaled $11 million and $33 million, respectively (2024 – $6 million and $18 million).
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
During the three months ended September 30, 2025, BAM did not grant any escrowed shares. During the nine months ended September 30, 2025, BAM granted 3.5 million (2024 – 4.8 million) escrowed shares at a weighted average exercise price of $59.62 (2024 – $40.07). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2024 – 7.5 years), 29.9% volatility (2024 – 29.2%), a weighted average expected annual dividend yield of 3.7% (2024 – 4.8%), a risk-free rate of 4.4% (2024 – 4.2%) and a liquidity discount of 25%, with a fair value of $11.18 per unit (2024 – $6.12). The total fair value of the escrowed shares granted was $39.6 million (2024 – $29.3 million).
For the three and nine months ended September 30, 2025, the total expense incurred with respect to the ES Plan totaled $16 million and $45 million, respectively (2024 – $6 million and $18 million).
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
Compensation expense for the three and nine months ended September 30, 2025 was $14 million and $43 million, respectively (2024 – $14 million and $38 million).
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
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A Shares of BN and BAM at the time the conversion takes place. The fair value of the vested DSUs as at September 30, 2025 was $749 million (December 31, 2024 – $150 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the three and nine months ended September 30, 2025, employee compensation expense totaled $68 million and $89 million (2024 – $31 million and $29 million).
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
The value of the outstanding options associated with the settlement of the RSU plan as at September 30, 2025 was $nil (December 31, 2024 – $21 million) and the fair value of outstanding RSUs was $nil (December 31, 2024 – $nil).
For the three and nine months ended September 30, 2025, expense associated with the RSU's totaled $nil and $nil (2024 – $nil and $1 million).
13.    PREFERRED SHARES REDEEMABLE NON-CONTROLLING INTEREST
As at September 30, 2025, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2025		2024
AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	200	$1,284	100	$1,804
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	2,520,571	63	2,520,571	63
Class A preferred	5,909,372	148	7,797,431	195
BMHL Tracking Shares	100	26	100	—
		$1,562		$2,103
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

AS AT AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$1,859	$2,225	$2,103	$2,166
Issuances	—	—	25	160
Distributions	(120)	—	(124)	—
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	—	—	(47)	—
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	(165)	(60)	(391)	(161)
Other	(12)	(10)	(4)	(10)
Balance, ending	$1,562	$2,155	$1,562	$2,155
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

Class A preferred shares
The class A preferred shares were issued by a subsidiary of BAM to BN, redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. During the nine months ended September 30, 2025, 1,888,059 class A preferred shares worth $47 million were deemed to have been settled upon consolidation as a result of the 2025 Arrangement.
The Company accounts for the changes in the value of the redeemable non-controlling interest in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company elects for the BUSHI tracking shares and class B senior preferred shares to recognize changes in the redemption value immediately as they occur and adjust the carrying amount to equal the redemption value at the end of each reporting period. During the three months ended September 30, 2025, the BMHL tracking shares were amended such that a future redemption by BUSHI, whose board is controlled by BN, is now permitted upon the tenth anniversary of issuance consistent with the BUSHI tracking shares. As a result, BAM recognizes changes in the redemption value of the BMHL tracking shares by adjusting the carrying amount to equal the redemption value at the end of each reporting period. The BUSHI class B preferred shares are currently redeemable and are therefore measured at their redemption amount at each reporting date. However, no adjustment to the carrying value of the class B preferred shares is expected as dividends declared are expected to be paid on or prior to each reporting date.
14.    NON-CONTROLLING INTEREST
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
The movement in the carrying value of non-controlling interest is as follows:

AS AT AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$524	$244	$336	$173
Net income	127	53	229	109
Contributions (Repurchases)	—	(4)	62	15
2025 Arrangement	—	—	31	—
Distributions(a)	(17)	—	(24)	(4)
Balance, ending	$634	$293	$634	$293

(a) Distributions include an $17 million adjustment to derecognize the remaining non-controlling interest in a consolidated entity that was acquired during the three months ended September 30, 2025.
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds.

AS AT AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$177	$—	$—	$—
Net income	6	—	20	—
Contributions	—	—	163	—
Deconsolidation of consolidated funds	(166)	—	(166)	—
Balance, ending	$17	$—	$17	$—

15.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions and derives substantially all of its revenue from the provision of asset management services to affiliates and related parties. During the three and nine months ended September 30, 2025, the Company recorded revenues of $1.2 billion (2024 – $1.1 billion) and $3.4 billion (2024 – $2.8 billion) respectively, with affiliates and related parties on its condensed consolidated statements of operations.
BAM also has investment management agreements with the funds that it manages. In accordance with these agreements, these funds may bear certain operating costs and expenses which are initially paid by BAM and subsequently reimbursed by the funds.
As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated from BN under the Relationship Agreement relating to these instruments is recognized as other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest or are incurred. During the three and nine months ended September 30, 2025, BAM recognized recharges of $69 million (2024 – $85 million) and $233 million (2024 – $132 million) respectively, in the condensed consolidated statements of operations in other revenues under this arrangement.
Due from affiliates and due to affiliates consisted of the following:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Due from affiliates
Operating and loan receivables	$1,701	$1,768
Receivables from affiliates related to share and cash-based compensation	1,707	732
	$3,408	$2,500

Due to affiliates
Operating and loan payables	$864	$897
Payables to affiliates related to share and cash-based compensation	35	195
	$899	$1,092
Due from affiliates
Due from affiliates of $3.4 billion (2024 – $2.5 billion) consists of $1.7 billion (2024 – $1.8 billion) of receivables from affiliates and related parties which are primarily comprised of base management fees and fund expense reimbursements.
Due from affiliates also includes working capital facilities, and other outstanding credit facilities provided in the normal course of business. Loans to affiliates are unsecured with floating rates of SOFR plus 235 bps or a fixed interest rate of 0.9% to 4.2%. Maturities on loans to related parties range from 2025 to 2057. The loans were generally issued to finance acquisitions and fund commitments.
The remaining $1.7 billion (2024 - $0.7 billion) represents receivables from affiliates related to share and cash-based compensation.
Due to affiliates
Due to affiliates of $899 million (2024 – $1.1 billion) consists of operating and loan payables to affiliates and related parties and payables to affiliates related to share and cash-based compensation. Operating payables are for services received in the normal course of business. Loans payables to affiliates and related parties are unsecured with a fixed interest rate of 6.8% to 10.2%. The loans were generally issued for working capital management. The payables to affiliates related to share and cash-based compensation relate to certain adjustments to share and cash-based compensation amounts under the Relationship Agreement as described above.
For the three and nine months ended September 30, 2025 the Company recognized tax attributes purchased from a related party of $37 million (2024 – $38 million) and $106 million (2024 – $114 million), respectively.
Other related party transactions
During the nine months ended September 30, 2025 BAM settled the outstanding tracking option. As a result, as at September 30, 2025, the carrying amount of these options is $nil (December 31, 2024 – $75 million).
In the normal course of business, BAM may periodically assign or transfer balances to related parties. During the nine months ended September 30, 2025, BAM assigned a loan of $117 million to a related party at market terms.

16.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.2 billion has been funded as at September 30, 2025 (2024 – $2.1 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. As at September 30, 2025, the Company had $4.2 billion of such commitments outstanding (December 31, 2024 – $3.3 billion).
The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. During the three months ended September 30, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion. As at September 30, 2025, the Company has drawn $nil on the $1.05 billion facility.
Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As at September 30, 2025, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees to assist the general partners of specific funds in securing financing. In the event that the general partners default on their financing obligations, the Company will be liable for outstanding payments under the guarantees. As at September 30, 2025, the Company had $179 million of such guarantees outstanding (December 31, 2024 – $300 million).
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
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as at September 30, 2025 and December 31, 2024.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of September 30, 2025 there was no material outstanding litigation.
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

17.    SEGMENT REPORTING
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

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2025	2024	2025	2024
Revenues
Total Revenues	$1,252	$1,117	$3,423	$2,917
Add: Fee revenues of equity method investments(a)	386	335	1,047	977
Less: Incentive distributions	(115)	(105)	(348)	(317)
Less: Carried interest allocations(b)	(112)	(55)	(51)	13
Less: Interest and dividend revenue	(24)	(34)	(71)	(117)
Less: Interest and dividend revenue of consolidated funds	(7)	—	(22)	—
Less: Other revenues(c)	(13)	(91)	(186)	(184)
Less: Costs recovered from affiliates(d)	(121)	(64)	(250)	(153)
Total Segment Revenues	$1,246	$1,103	$3,542	$3,136

(a) This adjustment adds fee revenues of equity method investments.
(b) This adjustment removes the impact of both unrealized and realized carried interest allocations.
(c) This adjustment removes other revenues earned that are non-cash in nature, which include certain cost recoveries and reimbursements from affiliates.
(d) This adjustment removes the impact of compensation costs that will be borne by affiliates.

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

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2025	2024	2025	2024
Expenses
Total Expenses	$495	$476	$1,554	$1,257
Add: Expenses of equity method investments(a)	231	232	681	676
Less: Costs recovered from affiliates(b)	(121)	(64)	(250)	(153)
Less: Total carried interest allocation compensation(c)	20	(38)	(142)	(82)
Less: Interest expense	(20)	(8)	(54)	(17)
Less: Other costs(d)	(18)	(60)	(33)	(91)
Less: Interest expense of consolidated funds	(6)	—	(22)	—
Total Segment Expenses	$581	$538	$1,734	$1,590

(a) This adjustment adds expenses associated with Segment Revenues of equity method investments.
(b) This adjustment removes the impact of compensation costs that will be borne by affiliates.
(c) These adjustments remove the impact of both unrealized and realized carried interest compensation expense.
(d) This adjustment removes the impact of depreciation and amortization and certain capital depreciation costs recharged from BAM's affiliates as well as the impact of non-asset management costs related to non-recurring costs not core to the asset management business.
Total Segment Expenses is comprised of the following major categories:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2025	2024	2025	2024
Total segment compensation and benefits	$418	$401	$1,263	$1,175
Total segment facilities, technology and professional fees	79	80	254	252
Total segment travel and other operating expenses	84	57	217	163
Total Segment Expenses	$581	$538	$1,734	$1,590

Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.
The following tables present the financial data for the Company’s five segments for the three and nine months ended September 30, 2025 and 2024:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$255	$198	$108	$254	$431	$1,246
Segment Expenses
Compensation and benefits	(61)	(44)	(58)	(85)	(170)	(418)
Facilities, technology and professional fees	(10)	(10)	(12)	(19)	(28)	(79)
Travel and other operating expenses(a)	(11)	(9)	(8)	(11)	(45)	(84)
Segment Earnings	$173	$135	$30	$139	$188	$665

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$237	$127	$120	$248	$371	$1,103
Segment Expenses
Compensation and benefits	(59)	(32)	(58)	(87)	(165)	(401)
Facilities, technology and professional fees	(10)	(3)	(13)	(21)	(33)	(80)
Travel and other operating expenses(a)	(5)	(4)	(6)	(8)	(34)	(57)
Segment Earnings	$163	$88	$43	$132	$139	$565

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$717	$494	$321	$829	$1,181	$3,542
Segment Expenses
Compensation and benefits	(185)	(123)	(172)	(274)	(509)	(1,263)
Facilities, technology and professional fees	(38)	(22)	(42)	(60)	(92)	(254)
Travel and other operating expenses(a)	(28)	(24)	(21)	(31)	(113)	(217)
Segment Earnings	$466	$325	$86	$464	$467	$1,808

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$677	$364	$357	$719	$1,019	$3,136
Segment Expenses
Compensation and benefits	(164)	(91)	(179)	(261)	(480)	(1,175)
Facilities, technology and professional fees	(39)	(14)	(36)	(62)	(101)	(252)
Travel and other operating expenses(a)	(18)	(13)	(18)	(24)	(90)	(163)
Segment Earnings	$456	$246	$124	$372	$348	$1,546

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually are 10% or more of total Segment Expenses.

See below for our reconciliation of income before taxes as presented on the condensed consolidated statements of operations to Segment Earnings.

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2025	2024	2025	2024
Income before taxes	$770	$633	$2,011	$1,737
Depreciation and amortization(a)	30	4	44	11
Carried interest allocations, net of carried interest allocation compensation(b)	(132)	(17)	91	95
Other income and expenses, net of other costs and non-asset management related items(c)	96	125	217	193
Other income, net of consolidated funds	(10)	—	(37)	—
Interest expense	20	8	54	17
Interest expense of consolidated funds	6	—	22	—
Interest and dividend revenue	(24)	(34)	(71)	(117)
Interest and dividend revenue of consolidated funds	(7)	—	(22)	—
Other revenues(d)	(14)	(91)	(170)	(180)
Share of income from equity method investments(e)	(110)	(61)	(349)	(194)
Segment Earnings from equity method investments(e)	155	103	366	301
Incentive fees	(115)	(105)	(348)	(317)
Total Segment Earnings	$665	$565	$1,808	$1,546

(a) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets as well as certain capital depreciation costs recharged from BAM's affiliates.
(b) This adjustment removes the impact of both unrealized and realized carried interest allocations and the associated compensation expense.
(c) This adjustment removes other expenses associated with fair value changes as well as the impact of other costs and non-asset management related items such as non-recurring restructuring costs that are not considered part of the ongoing asset management business.
(d) This adjustment adds back other revenues related to the recovery of compensation costs.
(e) These adjustments remove our share of income from equity method investments, included in items (a) to (d) above and includes our share of Segment Earnings from equity method investments.
18.    SUBSEQUENT EVENTS
Quarterly Dividend
On November 6, 2025, the board of directors of BAM declared a quarterly dividend of $0.4375 per share, payable on December 31, 2025 to shareholders of record as at the close of business on November 28, 2025.
Angel Oak
On October 1, 2025, BAM acquired a 51.29% economic stake in Angel Oak, a leading asset manager specializing in innovative mortgage and consumer products for total consideration of approximately $149 million. Angel Oak will be accounted for as an equity method investment in accordance with U.S. GAAP.
Oaktree
On October 13, 2025, BAM and BN announced a proposed transaction to acquire the remaining common equity interests in the Oaktree business. We expect this transaction to close in the first half of 2026, subject to regulatory approvals and customary closing conditions.

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
Business Overview
We are a leading global alternative asset manager, headquartered in New York, NY, with over $1 trillion of Assets Under Management across infrastructure, renewable power and transition, private equity, real estate, and credit. Our objective is to generate attractive, long-term risk-adjusted returns for the benefit of our clients and shareholders.
We manage a range of public and private investment products and services for institutional and individual investors. We earn asset management income for doing so and ensure strong alignment of interests with our clients by investing Brookfield capital alongside them. Our access to large-scale capital enables us to make investments in sizeable, premier assets and businesses across geographies and asset classes that we believe few others can.
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
After giving effect to the 2025 Arrangement, BAM owns 100% of Brookfield Asset Management ULC, and BN owned approximately 73% of the Class A Shares of BAM. As at September 30, 2025, BN owns approximately 69% of the Class A shares of BAM.
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

In terms of economic conditions in the U.S., real gross domestic product (“GDP”) is estimated to have grown by 3.9% for the quarter ended September 30, 2025, compared to an increase of 3.8% for the quarter ended June 30, 2025. U.S. inflation increased over the third quarter of 2025 with estimates reporting that the annual U.S. inflation rate increased to 3.0% as of September 30, 2025, compared to 2.7% as of June 30, 2025. The U.S. unemployment rate saw a modest increase to 4.3% in August 2025 from 4.2% in June 2025, according to data from the U.S. Bureau of Labor Statistics. As of October 2025, the International Monetary Fund estimated that the U.S. economy will slow to 2.0% in 2025 and 2.1% in 2026 from 2.8% in 2024, on account of greater policy uncertainty, trade tensions, and fiscal vulnerabilities.
The U.S. Federal Reserve trimmed the Federal Funds target range from 4.25%-4.50% down to 4.00%-4.25% in September, after an extended pause. The U.S. Federal Reserve highlighted downside risks to the labor market and reaffirmed that inflation continued to stay elevated. The U.S. Federal Reserve’s latest economic projections reveal expectations of better growth and higher core inflation by the end of 2025, compared to June 2025. During the quarter ended September 30, 2025, the 10-year government bond yields fell 0.07% in the United States.
Outside the U.S., GDP growth in the Eurozone is estimated to have increased by 1.1% for the quarter ended September 30, 2025, while inflation is expected to move to 2.1% in 2025 and drop to 1.7% in 2026, below the European Central Bank’s 2% target. The short-term benchmark interest rate set by the European Central Bank was 2.15% as of September 30, 2025, unchanged from June 30, 2025. In China, real GDP is estimated to have grown by 4.8% for the quarter ended September 30, 2025, down from 5.2% in the second quarter, as the economy remains subject to various headwinds, including trade policy uncertainties and concerns about its property sector. The 1-year prime rate set by the People's Bank of China was 3.00% as of September 30, 2025, unchanged from June 30, 2025.
For the quarter ended September 30, 2025, the S&P 500 was up by 8.2%, the MSCI Europe Index was up 3.2%, the MSCI Asia Index was up 8.5%, and the MSCI World Index increased by 7.0%. During the quarter ended September 30, 2025, U.S. investment grade corporate bond spreads (BofA US Corporate Bond Index) tightened by 10 basis points, and the high yield credit spreads were down by 16 basis points.
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
Products and Principal Strategies
Our products broadly fall into one of three categories: (i) long-term private funds, (ii) permanent capital vehicles and perpetual strategies, and (iii) liquid strategies. These are invested across five principal strategies: (i) infrastructure, (ii) renewable power and transition, (iii) real estate, (iv) private equity, and (v) credit.
Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $242 billion of AUM and $101 billion of Fee-Bearing Capital as of September 30, 2025.
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
•Brookfield AI Infrastructure Fund (“BAIIF”), our strategy focused on the development of AI infrastructure, is designed to meet the growing demand from hyperscalers, enterprises, and governments for scalable, integrated solutions.

•Brookfield Infrastructure Structured Solutions Fund (“BISS”) seeks to invest structured equity and non-control common equity in the infrastructure mid-market. The fund is focused on deploying our deep capabilities to partner with sponsors, developers, and corporates to access attractive development opportunities.
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $26.7 billion as of September 30, 2025.
•We manage Brookfield Super-Core Infrastructure Partners (“BSIP”), which is our perpetual infrastructure private fund strategy. In this product offering, we invest on behalf of our clients in core infrastructure assets in developed markets, with a focus on yield, diversification, and inflation-protection.
•We also manage Brookfield Infrastructure Income Fund (“BII”), a semi-liquid infrastructure strategy, offering private wealth investors access to our best-in-class infrastructure platform.
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
Renewable Power and Transition
Overview
•We are one of the largest investors in renewable power and transition investments, with $137 billion of AUM and $69 billion of Fee-Bearing Capital as of September 30, 2025.
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

Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $18.5 billion as of September 30, 2025.
Across our renewable power and transition products, we have invested on behalf of our clients in:
•Hydroelectric operations, through river systems and facilities that provide electricity and have grid stabilizing capabilities;
•Utility-scale solar operations that harness energy from the sun to generate electricity;
•Distributed energy and storage which provides small-scale generation that can be locally installed, pump storage facilities, and battery energy storage systems;
•Wind operations that use turbines to create electricity; and
•Sustainable solutions including nuclear services, renewable natural gas, carbon capture and storage, recycling, cogeneration, biomass, power transformation, and sustainable aviation fuel.
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $151 billion of AUM and $46 billion of Fee-Bearing Capital as of September 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Partners L.P. (“BBU”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBU is listed on the NYSE and TSX and had a market capitalization of $6.1 billion as at September 30, 2025.
•We also manage Brookfield Private Equity ("BPE"), which is an evergreen semi-liquid fund offering individual investors streamlined, diversified access to Brookfield’s global private equity platform through a single vehicle.
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
Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $272 billion of AUM and $102 billion of Fee-Bearing Capital as of September 30, 2025.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $18 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of September 30, 2025, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of office, retail, multifamily, logistics, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
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

Credit
Overview
•We are one of the world’s largest and most experienced credit managers globally, with $349 billion of AUM and $263 billion of Fee-Bearing Capital as of September 30, 2025.
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
•We have approximately 230 investment and asset management professionals globally that are focused on our credit strategies, investing across a broad spectrum of investments, leveraging the capabilities we have organically built in collaboration with the capabilities of leading credit managers with whom we partner. Our partners include:
◦Oaktree, a leader among global investment managers specializing in alternative investments, emphasizing an opportunistic, value-oriented and risk-controlled approach to investing in credit, equity and real estate. For further discussion on our proposed transaction with Oaktree, refer to Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”, in this report;
◦Castlelake L.P., a global alternative investment manager specializing in asset-based private credit including aviation and specialty finance;
◦Angel Oak, a leading asset manager specializing in innovative mortgage and consumer products. For further discussion on our recent transaction with Angel Oak, refer to Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments”, in this report;
◦LC Financial Holdings, a leading technology-driven credit specialist with a comprehensive portfolio of businesses in the financial sector;
◦Primary Wave, a leading independent publisher of iconic and legendary music; and
◦17Capital LLP (“17Capital”), the go-to global source of NAV finance for investors in private equity.
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

Review of Financial Results
Income Statement Analysis
Condensed Consolidated Statement of Operations
The following table summarizes the condensed consolidated statements of operations for BAM for the three and nine months ended September 30, 2025 and 2024:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Revenues
Base management and advisory fees	$859	$768	$2,511	$2,163
Incentive fees	115	105	348	317
Investment income
Carried interest allocations
Realized	—	—	—	11
Unrealized	112	55	51	(24)
Total investment income	112	55	51	(13)
Interest and dividend revenue	24	34	71	117
Interest and dividend revenue of consolidated funds	7	—	22	—
Other revenues	135	155	420	333
Total revenues	1,252	1,117	3,423	2,917
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(379)	(326)	(1,042)	(878)
Other operating expenses	(87)	(84)	(247)	(238)
General, administrative and other	(23)	(20)	(47)	(42)
Total compensation, operating, and general and administrative expenses	(489)	(430)	(1,336)	(1,158)
Carried interest allocation recovery (compensation)
Realized	(26)	(3)	(76)	(50)
Unrealized	46	(35)	(66)	(32)
Total carried interest allocation recovery (compensation)	20	(38)	(142)	(82)
Interest expense	(20)	(8)	(54)	(17)
Interest expense of consolidated funds	(6)	—	(22)	—
Total expenses	(495)	(476)	(1,554)	(1,257)
Other expenses, net	(107)	(69)	(244)	(117)
Share of income from equity method investments	110	61	349	194
Other income, net of consolidated funds	10	—	37	—
Income before taxes	770	633	2,011	1,737
Income tax expense	(78)	(96)	(228)	(309)
Net income	$692	$537	$1,783	$1,428
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$165	$60	$391	$161
Non-controlling interest in consolidated entities	(127)	(53)	(229)	(109)
Non-controlling interests in consolidated funds	(6)	—	(20)	—
Net income attributable to the common stockholders	$724	$544	$1,925	$1,480
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
For the three months ended September 30, 2025 and 2024
Net income for the three months ended September 30, 2025 was $692 million, of which $724 million was attributable to common stockholders. This compares to net income of $537 million for the three months ended September 30, 2024, of which $544 million was attributable to common stockholders.
Revenues
Revenues for the three months ended September 30, 2025 were $1.3 billion, which represents an increase of $135 million or 12% compared to $1.1 billion of revenue for the three months ended September 30, 2024.
Base Management and Advisory Fees
Base management and advisory fees, for the three months ended September 30, 2025 were $859 million, which represents an increase of $91 million or 12% compared to the three months ended September 30, 2024. Management fee revenues increased by $64 million from capital raised for the second vintage of our global transition flagship fund, $16 million from inflows and NAV increases of certain liquid infrastructure strategies and $12 million from capital raised for the fifth vintage of our real estate flagship fund.
Incentive Fees
Incentive fees for the three months ended September 30, 2025, were $115 million, an increase of $10 million or 10% from the three months ended September 30, 2024, driven by a 6% growth in BIP dividends of $6 million and 5% growth in BEP dividends of $4 million.
Carried Interest Allocations
Realized carried interest allocations were $nil for the three months ended September 30, 2025 and the three months ended September 30, 2024.
The unrealized carried interest allocation of $112 million for the three months ended September 30, 2025 represents a net increase of $57 million compared to the three months ended September 30, 2024. The gross increase of $206 million compared to the prior period reflects changes in fund valuations associated with the fifth vintage of our infrastructure flagship fund for $103 million and the first vintage of our global transition flagship fund for $94 million. This was partially offset by a decrease of $149 million driven by lower relative valuations across mature real estate flagship funds.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net loss (income) attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM was $241 million for the three months ended September 30, 2025, compared to $104 million for the three months ended September 30, 2024.
Interest and Dividend Revenue
Interest and dividend revenue for the three months ended September 30, 2025 was $24 million, which represents a decrease of $10 million compared to the three months ended September 30, 2024. The decrease was due to lower interest revenue earned on our deposit with BN.

Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the three months ended September 30, 2025 was $7 million, which represents interest and dividends earned from investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Revenues
Other revenues were $135 million for the three months ended September 30, 2025, a net decrease of $20 million compared to the three months ended September 30, 2024. The gross decrease of $60 million was due to a reduction in recoveries associated with carried interest compensation for legacy funds. This was partially offset by an increase of $40 million, comprised of $20 million of higher recoveries in share and performance-based compensation, as well as $18 million of other incremental performance fees.
Expenses
Total expenses for the three months ended September 30, 2025 were $495 million, an increase of $19 million or 4% compared to the three months ended September 30, 2024.
Compensation and Benefits
Compensation and benefits for the three months ended September 30, 2025 was $379 million, which represents an increase of $53 million compared to the three months ended September 30, 2024. An increase of $30 million was attributable to higher share and performance-based compensation expense on our cash-settled awards due to an increase in the trading price of BAM Class A Shares during the period. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior period at $87 million for the three months ended September 30, 2025, compared to $84 million for the three months ended September 30, 2024.
Carried Interest Allocation Recovery (Compensation)
Compensation expenses related to carried interest allocation recovery (compensation) was $20 million for the three months ended September 30, 2025, which represents a change of $58 million compared to the three months ended September 30, 2024. This was primarily driven by lower relative valuations across certain real estate funds compared to the three months ended September 30, 2024. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds during the period was $9 million.
Interest Expense
Interest expense for three months ended September 30, 2025 was $20 million, which represents an increase of $12 million compared to the three months ended September 30, 2024. This was driven by BAM's increased borrowings from two debt offerings completed during the year.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for three months ended September 30, 2025 was $6 million, which was driven by borrowings made by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Expenses, net
Other expenses, net for the three months ended September 30, 2025 totaled $107 million compared to other expenses of $69 million in the prior period. This increase was driven by a mark-to-market loss of $74 million in our investment in BSREP III during the three months ended September 30, 2025 compared to a loss of $41 million during the three months ended September 30, 2024. The remaining increase was due to mark-to-market revaluations on put and call options to acquire additional interests in various partner managers.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the three months ended September 30, 2025 was $10 million compared to $nil in the prior period. This represents the underlying fair value changes of investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.

Share of Income from Equity Method Investments
Our share of income from equity method investments was $110 million compared to $61 million in the prior period, an increase of $49 million. This is predominantly driven by $39 million of incremental earnings from Castlelake and Concora, as well as $38 million from our other various equity method investments. This was partially offset by a $28 million decrease in income from Oaktree due to lower carried interest in the period.
Income Tax Expense
Income tax expense was $78 million for the three months ended September 30, 2025, which represents a decrease of $18 million compared to the three months ended September 30, 2024. The decrease in income tax expense was predominantly a result of lower taxable income compared to the prior period.
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
Net loss attributable to preferred redeemable non-controlling interest was $165 million for the three months ended September 30, 2025 primarily due to lower valuations in certain mature real estate funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest of consolidated entities was $127 million for the three months ended September 30, 2025. BAM recognizes carried interest income on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest revenue is attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $6 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2025 and 2024
Net income for the nine months ended September 30, 2025 was $1.8 billion, of which $1.9 billion was attributable to common stockholders. This compares to net income of $1.4 billion for the nine months ended September 30, 2024, of which $1.5 billion was attributable to common stockholders.
Revenues
Revenues for the nine months ended September 30, 2025 were $3.4 billion, which represents an increase of $506 million or 17% compared to $2.9 billion of revenue for the nine months ended September 30, 2024.
Base Management and Advisory Fees
Base management and advisory fees for the nine months ended September 30, 2025 were $2.5 billion, which represents an increase of $348 million or 16% compared to the nine months ended September 30, 2024. Management fee revenues increased by $112 million from capital raised for the fifth vintage of our real estate flagship fund, $109 million from capital raised for the second vintage of our global transition flagship fund, $50 million from insurance capital inflows from BWS and $22 million in NAV increases in BPG. In addition, management fees increased $10 million from a higher trading price of BIP.
Incentive Fees
Incentive fees for the nine months ended September 30, 2025, were $348 million, an increase of $31 million or 10% from the nine months ended September 30, 2024, driven by a 6% growth in BIP dividends of $13 million and 5% growth in BEP dividends of $8 million.
Carried Interest Allocations
Realized carried interest allocations were $nil for the nine months ended September 30, 2025, which represents a net decrease of $11 million compared to the nine months ended September 30, 2024. Realized carried interest allocations in the prior period were predominantly due to dispositions within our first real estate flagship fund and certain other real estate fund strategies. All realized carried interest income in the nine months ended September 30, 2024, net of carried interest compensation related to mature funds and are attributable to BN through our redeemable preferred shares.

The unrealized carried interest allocations of $51 million for the nine months ended September 30, 2025 represents an increase of $75 million compared to the nine months ended September 30, 2024. The gross increase of $363 million compared to the prior period reflects changes in fund valuations associated with the fifth vintage of our infrastructure flagship fund of $210 million and the first vintage of our global transition flagship fund for $121 million. This was partially offset by a decrease of $288 million compared to the prior period reflecting lower relative valuations across various mature real estate flagship funds.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net loss (income) attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $421 million for the nine months ended September 30, 2025, compared to $179 million for the nine months ended September 30, 2024.
Interest and Dividend Revenue
Interest and dividend revenue for the nine months ended September 30, 2025 was $71 million, which represents a decrease of $46 million compared to the nine months ended September 30, 2024. The decrease was due to lower interest income earned on our deposit with BN.
Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the nine months ended September 30, 2025 was $22 million, which represents interest and dividends earned from investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Revenues
Other revenues were $420 million for the nine months ended September 30, 2025, an increase of $87 million compared to the nine months ended September 30, 2024. Of the total increase, $50 million was due to higher recoveries in share and performance-based compensation. In addition, the increase was also driven by $23 million of other incremental performance fees.
Expenses
Total expenses for the nine months ended September 30, 2025 were $1.6 billion, an increase of $297 million or 24% compared to the nine months ended September 30, 2024.
Compensation and Benefits
Compensation and benefits for the nine months ended September 30, 2025 was $1.0 billion, which represents an increase of $164 million compared to the nine months ended September 30, 2024. This was attributable to higher share-based compensation expense of $79 million on our share and performance-based awards due to an increase in the trading price of BAM Class A Shares during the period. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior period at $247 million for the nine months ended September 30, 2025, compared to $238 million for the nine months ended September 30, 2024.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation was $142 million for the nine months ended September 30, 2025, which represents a change of $60 million compared to the nine months ended September 30, 2024. This was primarily driven by higher relative valuations across certain renewable, infrastructure, and private equity funds compared to the prior period. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $32 million during the period.
Interest Expense
Interest expense for nine months ended September 30, 2025 was $54 million, which represents an increase of $37 million compared to the nine months ended September 30, 2024. This was driven by BAM's increased borrowings from two debt offerings completed during the year.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for nine months ended September 30, 2025 was $22 million, which was driven by borrowings made by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.

Other Expenses, net
Other expenses, net for the nine months ended September 30, 2025 was $244 million compared to $117 million in the prior period. This increase was driven by a mark-to-market loss of $152 million in our investment in BSREP III during the nine months ended September 30, 2025 compared to a loss of $43 million during the nine months ended September 30, 2024. The remaining increase was due to mark-to-market revaluations in put and call options to acquire additional interests in our partner managers.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the nine months ended September 30, 2025 was $37 million compared to $nil in the prior period. This represents the underlying fair value changes of investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds.
Share of Income from Equity Method Investments
Our share of income from equity method investments was $349 million compared to $194 million in the prior period, an increase of $155 million. This is predominantly driven by $99 million of incremental earnings from Castlelake and Concora, as well as $56 million from our other equity method investments.
Income Tax Expense
Income tax expense was $228 million for the nine months ended September 30, 2025, which represents a decrease of $81 million compared to the nine months ended September 30, 2024. The decrease in income tax expense was predominantly a result of lower taxable income compared to the prior period.
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
Net loss attributable to preferred redeemable non-controlling interest was $391 million for the nine months ended September 30, 2025 primarily due to lower valuations in certain mature real estate funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest of consolidated entities was $229 million for the nine months ended September 30, 2025. BAM recognizes carried interest income on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest revenue is attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $20 million for the nine months ended September 30, 2025.

Balance Sheet Analysis
Condensed Consolidated Balance Sheets
The following table presents the condensed consolidated balance sheets of BAM as at September 30, 2025 and December 31, 2024:

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$1,062	$404
Accounts receivable and other, net	373	483
Financial assets	265	231
Due from affiliates	3,408	2,500
Investments	9,641	9,113
Investments held for sale	—	242
Investments of consolidated funds	487	251
Deferred income tax assets	702	586
Other assets	583	347
Total assets	$16,521	$14,157

Liabilities
Accounts payable and other, net	$2,495	$1,349
Financial liabilities	393	228
Due to affiliates	899	1,092
Corporate borrowings	1,486	—
Borrowings of consolidated funds	453	251
Deferred income tax liabilities	121	46
Total liabilities	5,847	2,966

Commitments and contingencies

Preferred shares redeemable non-controlling interest	1,562	2,103

Equity
Common Stock:
Class A, no par value, unlimited authorized, 1,637,849,393 (December 31, 2024 - 1,637,156,992) issued and 1,612,336,858 (December 31, 2024 - 1,614,238,281) outstanding as at September 30, 2025	9,151	9,017
Class A held in treasury, no par value, 25,512,535 (December 31, 2024 - 22,918,711) shares as at September 30, 2025	(289)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at September 30, 2025	—	—
Retained deficit	(704)	(488)
Accumulated other comprehensive income	189	162
Additional paid-in capital	114	152
Total common equity	8,461	8,752
Non-controlling interest in consolidated entities	634	336
Non-controlling interest in consolidated funds	17	—
Total equity	9,112	9,088
Total liabilities, redeemable non-controlling interest and equity	$16,521	$14,157

As at September 30, 2025 and December 31, 2024
Assets
Total assets were $16.5 billion as at September 30, 2025, an increase of $2.4 billion or 17% compared to December 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents were $1.1 billion as at September 30, 2025, an increase of $658 million from December 31, 2024. This was largely driven by cash inflows of $1.5 billion from BAM's debt issuances during the year. The increase was partially offset by cash outflows of approximately $400 million due to investments made in Oaktree, Concora, Primary Wave and various warehoused investments made by BAM to support its strategies. Share buybacks made during the nine months ended September 30, 2025 also resulted in a decrease in cash and cash equivalents.
Accounts Receivable and Other, Net
Accounts receivable and other, net of $373 million primarily consists of receivables from third parties and prepaid expenses. The decrease of $110 million from December 31, 2024 was largely driven by the timing of collections.
Financial Assets
Financial assets of $265 million primarily consists of call options to acquire additional interests in Primary Wave and Castlelake in the future and financial instruments associated with various other investments. The increase of $34 million from December 31, 2024 was largely driven by mark-to-market valuation increases on certain call options.
Due from Affiliates
Due from affiliates of $3.4 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The movement of $908 million from December 31, 2024 reflects additional receivables owing from BN associated with existing share-based compensation and carried interest compensation awards upon the completion of the 2025 Arrangement.
Investments
Investments are mainly comprised of:
•An approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
•Our limited partnership interest in BSREP III of $734 million (2024 - $1.0 billion);
•An economic interest in Castlelake of $770 million (2024 – $538 million);
•Accumulated unrealized carried interest in our mature and new funds of $351 million (2024 - $931 million) and $1.3 billion (2024 - $693 million), respectively;
•An approximate 11% economic interest in Pretium of $340 million (2024 - $351 million);
•A 44% economic interest in PWMP Ventures LLC ("Primary Wave") of $259 million (2024 – $147 million);
•A 49.9% economic interest in LC Financial Holdings Limited (“LCM”) of $217 million (2024 – $186 million); and
•Limited partner interests in funds of $303 million (2024 - $29 million) including Pinegrove Opportunity Partners I LP and Brookfield Private Equity Fund L.P.
The investment in BSREP III and carried interest generated on mature funds are fully attributable to BN through their preferred shares redeemable non-controlling interest and does not impact net income attributable to common stockholders.
During the period, investments increased by $528 million primarily due to investments made by BAM during the period in Concora ($197 million), Pinegrove Opportunity Partners I LP ($156 million) and Primary Wave ($84 million). In addition, investments also increased due to changes in value of accumulated unrealized carried interest on new funds ($361 million), partially offset by a decrease in accumulated unrealized carried interest on mature funds ($249 million).
Investments of Consolidated Funds
Investments of consolidated funds represents investments held by certain funds in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in these funds are measured at fair value. The increase of $236 million compared to December 31, 2024 was driven by additional investments made by certain consolidated funds.

Investments Held for Sale
Investments held for sale was $nil at September 30, 2025. The decrease of $242 million compared to December 31, 2024 was a result of BAM's disposition of its interest in Redwood Evergreen Fund LP for approximately $257 million during the nine months ended September 30, 2025.
Liabilities
Total liabilities were $5.8 billion as at September 30, 2025, an increase of $2.9 billion or 97% compared to December 31, 2024.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The increase of $1.1 billion compared to December 31, 2024 reflects additional existing cash-settled awards recognized upon the completion of the 2025 Arrangement.
Financial Liabilities
Financial liabilities of $393 million primarily consists of contingent consideration associated with our investment in Castlelake and the mark-to-market of derivatives associated with put options on certain of our other partner managers. The increase of $165 million compared to December 31, 2024 reflects the change in value of the options during the period.
Due to Affiliates
Due to affiliates of $899 million reflects amount payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The decrease of $193 million or 18% relative to December 31, 2024 was due to the elimination of certain amounts owing as a result of the 2025 Arrangement and payments made on certain of our loans payable to related parties.
Corporate Borrowings
Corporate borrowings increased by $1.5 billion as a result of BAM's two debt offerings during the nine months ended September 30, 2025.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represents borrowings used to finance investments within certain of our funds where BAM is required to consolidate the fund due to our economic interest. These increased borrowings of $202 million compared to December 31, 2024 was driven by borrowings made by consolidated funds to fund additional investments.
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
Preferred shares redeemable non-controlling interest was $1.6 billion as at September 30, 2025, a decrease of $541 million compared to $2.1 billion as at December 31, 2024. This movement was due to a decrease in unrealized carried interest on mature funds, as well as settlements of amounts owed to BN, during the nine months ended September 30, 2025.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $634 million as at September 30, 2025, an increase of $298 million compared to $336 million as at December 31, 2024. This increase was primarily due to a portion of carried interest generated across the latest vintages of our flagship funds that is owed to BN, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.
Non-Controlling Interest in Consolidated Funds
Non-controlling interest in consolidated funds was $17 million as at September 30, 2025. This represents the portion of funds BAM is required to consolidate that are owned by other parties.

Cash Flow Statement Analysis
Review of Condensed Consolidated Statements of Cash Flows
Refer to the following table that summarizes the condensed consolidated statements of cash flows for BAM for the three and nine months ended September 30, 2025 and 2024:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Operating activities	$745	$567	$1,395	$1,476
Investing activities	(8)	(1,323)	(263)	(1,781)
Financing activities	(161)	(277)	(482)	(1,460)
Change in cash and cash equivalents	$576	$(1,033)	$650	$(1,765)
This statement reflects activities within our consolidated operations and therefore excludes activities within non-consolidated entities.
For the three months ended September 30, 2025 and 2024
Operating Activities
During the three months ended September 30, 2025, the Company's operating activities generated cash inflows of $745 million, compared to cash inflows of $567 million in the prior period. The increase in operating cash flows compared to the prior period was primarily due to higher cash generated from fee revenues.
Investing Activities
Net cash outflows from investing activities totaled $8 million, compared to outflows of $1.3 billion in the prior period. Outflows for the three months ended September 30, 2024 were higher due to investments made in Castlelake, Redwood Evergreen Fund LP and GEMS.
Financing Activities
Net cash outflows from financing activities totaled $161 million, compared to outflows of $277 million in the prior period. Cash inflows were driven by the issuance of corporate borrowings for $750 million partially offset by dividend distributions of $706 million. Dividend distributions have increased in the current period as a result of a 15% increase in dividend distributions compared to the prior period.
For the nine months ended September 30, 2025 and 2024
Operating Activities
During the nine months ended September 30, 2025, the Company's operating activities generated cash inflows of $1.4 billion, compared to cash inflows of $1.5 billion in the prior period. The decrease in operating cash flows compared to the prior period was primarily due to changes in investments of consolidated funds of $457 million partially offset by higher cash generated from fee revenues and net changes in working capital.
Investing Activities
Net cash outflows from investing activities totaled $263 million, compared to outflows of $1.8 billion in the prior period. Outflows are primarily due to investments of $740 million associated with our step-up in ownership of Oaktree, Primary Wave and participation in Castlelake's acquisition of Concora, partially offset by the disposition of BAM's interest in Redwood Evergreen Fund LP for $262 million. Outflows in the nine months ended September 30, 2024 were higher due to investments in Castlelake, Redwood Evergreen Fund LP and GEMS.
Financing Activities
Net cash outflows from financing activities totaled $482 million, compared to outflows of $1.5 billion in the prior period. Cash outflows were driven by dividend distributions of $2.1 billion partially offset by the issuance of corporate borrowings for $1.5 billion and borrowings related to consolidated funds. Dividend distributions have increased in the current period as a result of a 15% increase in dividend distributions compared to the prior period.

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

Fee-Bearing Capital Diversification
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)
Long-term Private Funds
As of September 30, 2025, we managed approximately $278 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
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
Permanent Capital and Perpetual Strategies
As of September 30, 2025, we managed approximately $228 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
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
Liquid Strategies
As of September 30, 2025, we managed approximately $75 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
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
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as at September 30, 2025 and December 31, 2024:

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$46,284	$54,795	$—	$101,079
Renewable power and transition	42,103	26,586	—	68,689
Private equity	38,403	7,939	—	46,342
Real estate	72,616	29,175	—	101,791
Credit	78,575	109,483	74,706	262,764
September 30, 2025	$277,981	$227,978	$74,706	$580,665
December 31, 2024	$262,060	$208,556	$67,925	$538,541
The changes in Fee-Bearing Capital are set out in the following table for the three months ended September 30, 2025:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
June 30, 2025	$99,637	$64,385	$43,153	$101,775	$253,785	$562,735
Inflows	3,266	4,759	3,356	1,474	13,240	26,095
Outflows	—	—	—	(10)	(5,080)	(5,090)
Distributions	(1,647)	(379)	(264)	(2,121)	(1,760)	(6,171)
Market valuation	(105)	880	869	(24)	4,007	5,627
Other	(72)	(956)	(772)	697	(1,428)	(2,531)
Change	1,442	4,304	3,189	16	8,979	17,930
September 30, 2025	$101,079	$68,689	$46,342	$101,791	$262,764	$580,665

For the three months ended September 30, 2025
Fee-Bearing Capital was $581 billion as at September 30, 2025 compared to $563 billion as at June 30, 2025, a net increase of $17.9 billion, or 3%:
•Inflows of $26.1 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the quarter, $3.3 billion from infrastructure were predominantly driven by co-investment fundraising, inflows to our perpetual strategies, and the issuance of debt by BIP. Inflows of $4.8 billion in renewable power and transition primarily comprised of follow-on closes from the second vintage of our flagship global transition fund as well as inflows from other long-term private funds and perpetual strategies. Inflows of $3.4 billion from private equity primarily relate to fundraising in certain complementary strategies and other long-term private funds. Real estate inflows of $1.5 billion were attributable to capital deployments and fundraising across our real estate flagship funds, co-investment vehicles, and complementary strategies. Within our credit strategy, inflows of $13.2 billion were attributable to insurance capital inflows from BWS, inflows from our liquid and perpetual strategies, and deployments across our long-term funds.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the quarter, outflows of $5.1 billion were primarily due to maturities of annuities within insurance capital in BWS and redemptions within certain of our liquid and perpetual strategies.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital, redemptions and expiry of uncalled commitments within our private funds. During the quarter, $6.2 billion of distributions were primarily driven by $1.8 billion from our real estate and infrastructure flagship funds and $1.5 billion from other long-term private funds and perpetual strategies. In addition, distributions included $1.1 billion from our credit long-term private funds, $1.1 billion from our listed affiliates and BPG, and $638 million across our partner managers.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the quarter, market valuation increases of $5.6 billion were predominantly driven by higher market valuations across our liquid credit and perpetual strategies, which increased Fee-Bearing Capital by $3.9 billion. Increases of $1.7 billion were attributable to higher market prices of BEP and BBU, partially offset by a decrease of $510 million associated with a lower market price of BIP and lower NAV of BPG.
•Other includes changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. During the quarter, $956 million primarily related to the paydown of debt at BEP. Other changes of $772 million from our private equity platform partially relate to the step-down in fee-basis associated with certain long-term private funds. Real estate changes of $697 million were primarily driven by the impact of foreign exchange and various other movements. Credit movements primarily relate to the change in fee-basis for certain of our perpetual and long-term private fund vehicles. The impact of foreign exchange resulted in certain decreases of Fee-Bearing Capital within long-term private funds across the business.

The changes in Fee-Bearing Capital are set out in the following table for the nine months ended September 30, 2025:

AS AT AND FOR THE NINE MONTHS ENDED (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
December 31, 2024	$97,050	$57,857	$45,190	$93,629	$244,815	$538,541
Inflows	4,595	9,206	4,422	13,742	36,716	68,681
Outflows	—	—	—	(242)	(15,616)	(15,858)
Distributions	(3,380)	(1,804)	(818)	(5,040)	(8,250)	(19,292)
Market valuation	2,836	3,712	969	(27)	7,650	15,140
Other	(22)	(282)	(3,421)	(271)	(2,551)	(6,547)
Change	4,029	10,832	1,152	8,162	17,949	42,124
September 30, 2025	$101,079	$68,689	$46,342	$101,791	$262,764	$580,665
For the nine months ended September 30, 2025
Fee-Bearing Capital was $581 billion as at September 30, 2025 compared to $539 billion as at December 31, 2024, representing a net increase of $42.1 billion, or 8%:
•Inflows of $68.7 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the nine months ended September 30, 2025, infrastructure inflows of $4.6 billion were predominantly attributable to fundraising from our co-investment vehicles and perpetual strategies as well as the issuance of debt from BIP. Renewable power and transition inflows of $9.2 billion were primarily attributable to closes on the second vintage of our flagship global transition fund and our catalytic transition fund as well as inflows from other long-term private funds and perpetual strategies. Private equity inflows of $4.4 billion were driven by new commitments to our co-investment vehicles as well as fundraising from complementary strategies and other long-term private funds. Real estate inflows of $13.7 billion were attributable to capital deployment and fundraising from our real estate flagship funds including co-invest capital as well as opportunistic debt repayment within our permanent real estate vehicle. Credit inflows of $36.7 billion were primarily driven by insurance capital inflows from BWS, fundraising and capital deployed across long-term, perpetual, and liquid strategies, and fundraising associated with our partner managers.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the nine months ended September 30, 2025, outflows of $15.9 billion were predominantly driven by maturities of annuities for insurance capital in BWS and redemptions within certain of our liquid and perpetual strategies.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital and redemptions and expiry of uncalled commitments within our private funds. During the nine months ended September 30, 2025, distributions of $19.3 billion were driven by $6.5 billion from Oaktree long-term private funds, $4.2 billion from infrastructure, private equity, and real estate flagship funds, $3.5 billion from our listed affiliates and BPG, $2.0 billion attributable to partner managers, and the remainder attributable to real estate complementary strategies and various earlier vintages of our long-term private funds to our clients.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the nine months ended September 30, 2025, increases of $15.1 billion were driven by $6.7 billion attributable to liquid and perpetual credit strategies, $6.3 billion as a result of higher market prices of BIP, BEP, and BBU, approximately $1.0 billion attributable to perpetual infrastructure strategies, and $939 million attributable to credit long-term private funds.
•Other includes $6.5 billion of changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. Private equity movements of $3.4 billion primarily relate to lower valuations within earlier vintages of our flagship funds and co-investment vehicles and debt repayment by BBU. Credit movements primarily relate to the change in fee-basis associated with certain perpetual and long-term private fund vehicles. Real estate changes of $271 million primarily related to lower valuations within an earlier vintage flagship fund as well as the impact of a change in fee-basis associated with certain perpetual vehicles. The impact of foreign exchange resulted in certain decreases of Fee-Bearing Capital within long-term private funds across the business.

Distributable Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Base management fees[1]	$1,258	$1,094	$3,599	$3,121
Incentive distributions	116	106	349	318
Transaction and advisory fees	16	10	27	32
Fee Revenues	1,390	1,210	3,975	3,471
Less: direct costs[1,2]	(616)	(538)	(1,789)	(1,606)
	774	672	2,186	1,865
Less: Fee-Related Earnings not attributable to BAM	(20)	(28)	(58)	(86)
Fee-Related Earnings[3]	$754	$644	$2,128	$1,779
Cash taxes	(98)	(84)	(277)	(213)
Add back: equity-based compensation costs[4]	11	8	36	30
Add back: Investment and other income (net of interest expense)[5]	(6)	51	41	118
Distributable Earnings	$661	$619	$1,928	$1,714
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 74% ownership interest (September 30, 2024 – 73%).
4.This adjustment adds back equity-based compensation costs.
5.This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income and interest expense.
For the three months ended September 30, 2025
Fee Revenues for the three months ended September 30, 2025 were $1.4 billion, an increase of $180 million or 15% compared to the prior period. This increase was predominantly due to an increase in base management fees of $164 million or 15%, driven by $79 million of incremental earnings from partner managers and $75 million of incremental Fee Revenues from the second vintage of our flagship global transition fund and fifth real estate flagship fund. In addition, $23 million of higher fee revenue was driven by inflows to our infrastructure and renewable power and transition perpetual strategies and other long-term private funds and $5 million from BBU and certain perpetual real estate strategies as a result of a higher share price and NAV. These increases were partially offset by $18 million in lower fees from our eleventh flagship opportunistic credit fund as well as earlier vintages of real estate flagship funds due to distributions made during the period.
Transaction fees increased by $6 million driven by higher fees from our infrastructure strategies, partially offset by lower transaction fees from private equity.
Incentive distributions increased by $10 million or 9% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Direct costs increased by $78 million or 14% from the prior period as we continue to scale our asset management business.
Fee-Related Earnings not attributable to BAM decreased by $8 million due to lower Fee-Related Earnings from Oaktree.
Distributable Earnings were $661 million for the three months ended September 30, 2025, an increase of $42 million or 7% compared to the prior period. The increase was primarily driven by $110 million of higher Fee-Related Earnings, partially offset by $57 million of lower investment income due to higher interest expense on our newly issued corporate borrowings and lower interest revenue from cash on deposit, and $14 million of higher cash taxes on Fee-Related Earnings.

For the nine months ended September 30, 2025
Fee Revenues for the nine months ended September 30, 2025 were $4.0 billion, an increase of $504 million or 15% compared to the prior period. This increase was predominantly due to an increase in base management fees of $478 million or 15%, driven by $110 million of incremental fee revenue from the fifth vintage of our flagship real estate fund and $110 million from the second vintage of our flagship global transition fund. Additionally, our partner managers contributed incremental fee revenues of $156 million as a result of the acquisition of Castlelake and Concora which are not reflected in the comparative period. In addition, we recognized incremental fee revenue of $49 million from BWS due to the AEL mandate. BAM also realized additional fees of $78 million from fundraising and growth across our private funds and complementary strategies and $36 million of higher Fee Revenues from our listed affiliates as a result of higher share prices of BIP, BEP, and BBU as well as a higher net asset value of BPG. These increases were partially offset by $61 million in lower fees from certain credit strategies and earlier vintages of flagship funds due to distributions made to clients over the past 12 months.
Transaction fees also decreased by $5 million as the prior period reflected higher fees from our renewable power and transition, and private equity strategies offset by higher transaction revenues from infrastructure in the current period.
Incentive distributions increased by $31 million or 10% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Direct costs increased by $183 million or 11% from the prior period as we continue to scale our business.
Fee-Related Earnings not attributable to BAM decreased by $28 million due to lower Fee-Related Earnings from Oaktree.
Distributable Earnings were $1.9 billion for the nine months ended September 30, 2025, an increase of $214 million compared to the prior period. The increase was primarily driven by $349 million of higher Fee-Related Earnings, partially offset by $64 million of higher cash taxes on Fee-Related Earnings, $77 million of lower investment income primarily due to higher interest expense on our recently issued corporate debt, and $6 million of higher equity-based compensation costs.

Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) infrastructure, (b) renewable power and transition, (c) private equity, (d) real estate, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Infrastructure	$101,079	$97,050
Renewable power and transition	68,689	57,857
Private equity	46,342	45,190
Real estate	101,791	93,629
Credit	262,764	244,815
Total Fee-Bearing Capital	$580,665	$538,541

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$562,735	$513,835	$538,541	$456,998
Inflows	26,095	19,326	68,681	102,631
Outflows	(5,090)	(8,196)	(15,858)	(17,743)
Distributions	(6,171)	(3,512)	(19,292)	(11,277)
Market valuation	5,627	15,462	15,140	15,028
Other	(2,531)	2,526	(6,547)	(6,196)
Change	17,930	25,606	42,124	82,443
Balance, ending	$580,665	$539,441	$580,665	$539,441
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Infrastructure	$335	$311	$957	$898
Renewable power and transition	234	159	603	461
Private equity	110	120	329	357
Real estate	256	248	835	719
Credit	455	372	1,251	1,036
Total Fee Revenues	$1,390	$1,210	$3,975	$3,471

Infrastructure
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Infrastructure investment strategy as at September 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended September 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED SEP 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$46,284	$45,738
Permanent capital and perpetual strategies	54,795	51,312
Total Fee-Bearing Capital	$101,079	$97,050

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$99,637	$91,187	$97,050	$94,635
Inflows	3,266	1,904	4,595	4,367
Outflows	—	—	—	(11)
Distributions	(1,647)	(528)	(3,380)	(1,839)
Market valuation	(105)	6,659	2,836	5,531
Other	(72)	2	(22)	(3,459)
Change	1,442	8,037	4,029	4,589
Balance, ending	$101,079	$99,224	$101,079	$99,224
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee-Bearing Capital increased by $1.4 billion or 1% to $101 billion. This increase was predominantly driven by $2.0 billion of inflows in our long-term private funds, $506 million of inflows related to the issuance of debt from BIP, and inflows of $731 million to our complementary perpetual strategies. These increases were partially offset by distributions of $1.6 billion paid by certain perpetual strategies, earlier vintages of our flagship funds and BIP.

For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee-Bearing Capital increased by $4.0 billion or 4% to $101 billion. The $4.6 billion of inflows were primarily driven by our long-term private funds of $2.1 billion, perpetual strategies of $1.8 billion, and debt issuance from BIP of $689 million. In addition, Fee-Bearing Capital increased by $1.9 billion from a higher market capitalization of BIP due to an increase in its share price and $964 million of favorable market valuations associated with certain perpetual strategies. These increases were partially offset by distributions of $3.4 billion paid to investors in our long-term private funds and perpetual strategies as well as BIP unitholders.
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$92	$93	$274	$277
Co-investment and other funds	—	—	—	6
	92	93	274	283
Perpetual strategies
BIP[1]	104	110	303	293
Co-investment and other funds	44	32	125	95
	148	142	428	388
Catch-up fees	—	1	—	1
Transaction and advisory fees	15	1	15	5
Total management and advisory fees	255	237	717	677
Incentive distributions[2]	80	74	240	221
Total Fee Revenues	$335	$311	$957	$898
1.BIP Fee-Bearing Capital as at September 30, 2025 is $33.0 billion (December 31, 2024 – $31.9 billion) and includes $5.6 billion of net debt (December 31, 2024 - $4.9 billion).
2.Consists solely of incentive distributions earned from BIP.
For the three months ended September 30, 2025
Fee Revenues increased by $24 million or 8% for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. This increase was predominantly driven by $12 million from our complementary perpetual strategies attributable to strong fundraising and valuation increases, partially offset by $6 million of lower Fee Revenues from BIP as a result of a lower share price in the period. In addition, Fee Revenues benefited from $14 million of higher transaction and advisory fees associated with our flagship infrastructure funds and an increase in incentive distributions of $6 million during the period due to a 6% increase in BIP's quarterly dividend.
For the nine months ended September 30, 2025
Fee Revenues increased by $59 million or 7% for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. The increase was primarily driven by $30 million of higher Fee Revenues due to capital raised and deployed from certain perpetual strategies and $10 million related to BIP as a result of a higher share price during the period. In addition, Fee Revenues benefited from $10 million of higher transaction and advisory fees associated with our flagship infrastructure funds and an increase in incentive distributions of $19 million due to a 6% increase in BIP's quarterly dividend. These increases were partially offset by a $6 million decrease in Fee Revenues as the prior period reflected higher fees from certain complementary strategies.

Segment Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Segment Revenues	$255	$237	$717	$677
Segment Expenses
Compensation and benefits	(61)	(59)	(185)	(164)
Other operating expenses	(21)	(15)	(66)	(57)
Segment Earnings	$173	$163	$466	$456
For the three months ended September 30, 2025
Segment Earnings increased by $10 million for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by our complementary perpetual strategies, partially offset by higher Segment Expenses as we continue to scale our business.
For the nine months ended September 30, 2025
Segment Earnings increased by $10 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. The increase in Segment Earnings was due to higher Segment Revenues primarily driven by growth in our perpetual strategies, partially offset by higher Segment Expenses as we continue to scale our business.

Renewable Power and Transition
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Renewable Power and Transition investment strategy as at September 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended September 30, 2025 and 2024.
Fee-Bearing Capital                          Fee Revenues
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED SEP 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$42,103	$34,813
Permanent capital and perpetual strategies	26,586	23,044
Total Fee-Bearing Capital	$68,689	$57,857

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$64,385	$51,703	$57,857	$52,363
Inflows	4,759	767	9,206	4,928
Outflows	—	—	—	—
Distributions	(379)	(291)	(1,804)	(1,194)
Market valuation	880	2,123	3,712	2,340
Other	(956)	3,754	(282)	(381)
Change	4,304	6,353	10,832	5,693
Balance, ending	$68,689	$58,056	$68,689	$58,056
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee-Bearing Capital increased by $4.3 billion or 7% to $69 billion. The increase was driven by inflows of $4.2 billion attributable to follow on closes of the second vintage of our flagship global transition fund and $443 million associated with certain co-investment vehicles and complementary strategies. Additionally, Fee-Bearing Capital increased by $880 million from a higher market capitalization of BEP due to an increase in its share price during the period. These increases were partially offset by $956 million related to the paydown of net recourse debt at BEP and the impact of foreign exchange on certain of our perpetual strategies as well as $379 million of distributions to BEP's unitholders and investors of our perpetual strategies.

For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee-Bearing Capital increased by $10.8 billion or 19% to $69 billion. This increase was predominantly driven by inflows of $5.4 billion for subsequent closes within the second vintage of our flagship global transition fund, $2.2 billion of fundraising and capital deployments within our long-term as well as permanent and perpetual fund strategies, and $1.6 billion from fundraising for the first close of the catalytic transition fund. In addition, Fee-Bearing Capital increased by $3.7 billion predominantly from a higher market capitalization of BEP due to an increase in its share price during the period. These increases were partially offset by $1.8 billion of distributions to BEP's unitholders and investors in our long-term private funds and perpetual strategies.
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$88	$61	$244	$182
Co-investment and other funds	5	1	11	2
	93	62	255	184
Perpetual strategies
BEP[1]	57	59	161	157
Co-investment and other funds	10	6	28	13
	67	65	189	170
Catch-up fees	37	—	46	2
Transaction and advisory fees	1	—	4	8
Total management and advisory fees	198	127	494	364
Incentive distributions[2]	36	32	109	97
Total Fee Revenues	$234	$159	$603	$461
1.BEP Fee-Bearing Capital as at September 30, 2025 is $24.3 billion (December 31, 2024 – $21.5 billion) and includes net debt of $4.2 billion (December 31, 2024 - $3.9 billion).
2.Consists solely of incentive distributions earned from BEP.
For the three months ended September 30, 2025
Fee Revenues increased by $75 million, or 47% for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. Fees from our long-term private funds increased by $31 million as a result of $27 million of incremental fees from subsequent closes of the second vintage of our flagship global transition fund and $4 million from the first close of our catalytic transition fund. Fees from our perpetual strategies increased $2 million, driven by $4 million of higher fees from complementary strategies offset by $2 million of lower fees earned from BEP due to a decrease in its average market capitalization relative to the prior period. In addition, incremental catch-up fees of $37 million were earned from the subsequent closes of the latest vintage of our global transition fund. Incentive distributions from BEP increased by $4 million due to a 5% increase in distributions compared to the prior period.
For the nine months ended September 30, 2025
Fee Revenues increased by $142 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. Total management and advisory fees increased by $130 million anchored by long-term private funds which generated $67 million of higher fee revenues from subsequent closes of the second vintage of our flagship global transition fund, partially offset by $6 million of lower fee revenues from older vintages of certain long-term private funds. In addition, our perpetual strategies earned $19 million of higher fee revenues primarily driven by an increase of $15 million from certain of our complementary strategies and $4 million of higher fee revenues from BEP as a result of a higher average market capitalization in the current period. Catch-up fees increased by $44 million as a result of subsequent closes on the second vintage of our global transition fund and catalytic transition fund, which were partially offset by $4 million of lower transaction and advisory fees in the current period. In addition, incentive distributions from BEP increased by $12 million due to a 5% increase in distributions compared to the prior period.

Segment Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Segment Revenues	$198	$127	$494	$364
Segment Expenses
Compensation and benefits	(44)	(32)	(123)	(91)
Other operating expenses	(19)	(7)	(46)	(27)
Segment Earnings	$135	$88	$325	$246
For the three months ended September 30, 2025
Segment Earnings increased by $47 million for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The increase in Segment Earnings was due to higher Segment Revenues predominantly driven by incremental revenues as a result of strong fundraising for the second vintage of our flagship global transition fund and perpetual funds. These increases were partially offset by higher Segment Expenses to support the scaling of our business.
For the nine months ended September 30, 2025
Segment Earnings increased by $79 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by additional closes of the second vintage of our flagship global transition fund and inflows from perpetual funds resulting in incremental fee revenues. These increases were partially offset by higher Segment Expenses to support the scaling of our business.

Private Equity
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Private Equity investment strategy as at September 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended September 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED SEP 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$38,403	$37,123
Permanent capital and perpetual strategies	7,939	8,067
Total Fee-Bearing Capital	$46,342	$45,190

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$43,153	$40,305	$45,190	$38,849
Inflows	3,356	870	4,422	2,210
Outflows	—	—	—	—
Distributions	(264)	(439)	(818)	(651)
Market valuation	869	244	969	873
Other	(772)	2,738	(3,421)	2,437
Change	3,189	3,413	1,152	4,869
Balance, ending	$46,342	$43,718	$46,342	$43,718
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee-Bearing Capital increased by $3.2 billion or 7% to $46 billion. Inflows of $3.4 billion in the period were primarily driven by certain of our long-term private funds and co-investment vehicles within our complementary strategies. In addition, market valuation increases of $869 million were driven by BBU due to a higher share price in the period. These increases were partially offset by $264 million of distributions from co-investment vehicles, other long-term private funds, and BBU as well as $772 million related to changes in fee-basis for certain co-investment vehicles.

For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee-Bearing Capital increased by $1.2 billion or 3% to $46 billion. The increase was primarily driven by inflows of $4.4 billion associated with certain long-term private funds and co-investments made within our complementary strategies. In addition, market valuation increases of $969 million were primarily driven by BBU due to a higher share price during the period. These increases were partially offset by other changes associated with write-downs from earlier vintages of our flagship funds and co-investment vehicles resulting in a decrease of $1.5 billion. In addition, changes in other include to $1.9 billion from the impact of changes in fee-basis and foreign exchange on certain co-investment vehicles and lower corporate debt at BBU. Distributions of $818 million were driven by our fourth flagship fund, other long-term private funds, and BBU.
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$39	$41	$117	$122
Other long-term funds	44	45	130	136
Co-investment and other funds	2	3	6	8
	85	89	253	266
Perpetual strategies
BBU[1]	25	23	68	67
	25	23	68	67
Catch-up fees	—	—	—	6
Transaction and advisory fees	—	8	8	18
Total Fee Revenues	$110	$120	$329	$357
1.BBU Fee-Bearing Capital as at September 30, 2025 was $7.9 billion (December 31, 2024 – $8.1 billion) and includes net debt of $1.1 billion (December 31, 2024 - $2.1 billion).
For the three months ended September 30, 2025
Fee Revenues decreased by $10 million or 8% for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. This decrease was primarily due to $4 million of lower fee revenues associated with earlier vintages of our flagship funds and complementary strategies as a result of the end of their investment periods and realizations. In addition, the prior period included $8 million of transaction and advisory fees. These decreases were partially offset by $2 million of higher fee revenues from BBU as a result of a higher share price in the period.
For the nine months ended September 30, 2025
Fee Revenues decreased by $28 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. This decrease was primarily due to a $8 million decrease in fees from certain other long-term private funds and complementary strategies and $5 million lower fee revenues from our early vintages of our flagship funds due to the end of the investment period. Furthermore, catch-up and transaction and advisory fees decreased by $16 million as the prior period reflected higher catch-up fees from the sixth vintage of our flagship fund and higher transaction and advisory fee revenue.

Segment Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025		2024
Segment Revenues	$108	$120	$321	0	$357
Segment Expenses
Compensation and benefits	(58)	(58)	(172)		(179)
Other	(20)	(19)	(63)		(54)
Segment Earnings	$30	$43	$86		$124
For the three months ended September 30, 2025
Segment Earnings decreased by $13 million for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The decrease in Segment Earnings was primarily due to lower Segment Revenues as the prior period included higher transaction and advisory fees.
For the nine months ended September 30, 2025
Segment Earnings decreased by $38 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. Segment Earnings were lower in the current period as Segment Revenues reflected lower management fees from long-term private funds as a result of realizations and distributions as well as higher transaction and advisory fees and catch-up fees recognized in the prior period.

Real Estate
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Real Estate investment strategy as at September 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended September 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)                    FOR THE THREE MONTHS ENDED SEP 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$72,616	$69,689
Permanent capital and perpetual strategies	29,175	23,940
Total Fee-Bearing Capital	$101,791	$93,629

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$101,775	$92,997	$93,629	$93,444
Inflows	1,474	2,756	13,742	6,164
Outflows	(10)	(160)	(242)	(351)
Distributions	(2,121)	(629)	(5,040)	(2,395)
Market valuation	(24)	(1,030)	(27)	(1,972)
Other	697	(142)	(271)	(1,098)
Change	16	795	8,162	348
Balance, ending	$101,791	$93,792	$101,791	$93,792
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee-Bearing Capital was flat at $102 billion. Inflows of $1.5 billion were primarily driven by $745 million of fundraising from our complementary strategies, $467 million of opportunistic debt repayments by our permanent capital vehicle, and $262 million from our flagship funds. These increases were offset by $2.1 billion of distributions from BPG, flagship funds, and other long-term private funds and perpetual strategies. In addition, other changes of $697 million partially reflects the impact of foreign exchange on certain long-term private funds as well as various other movements.

For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee-Bearing Capital increased by $8.2 billion, or 9% to $102 billion. These increases were predominantly driven by $7.9 billion of inflows across the fifth vintage of our flagship fund, other co-investment capital, and capital deployments across other flagship funds. In addition, inflows of $4.0 billion attributable to the opportunistic repayment of debt within BPG and $1.8 billion of inflows attributable to certain long-term private funds and complementary strategies. This increase was partially offset by $5.0 billion of distributions from BPG, flagship funds and other long-term private funds. In addition, other changes of $271 million were as a result of lower valuations within an earlier vintage flagship fund as well as the net impact of foreign exchange.
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds
Flagship funds	$127	$114	$381	$341
Co-investment and other funds	54	54	165	162
	181	168	546	503
Perpetual strategies
BPG[1]	49	54	151	143
Co-investment and other funds	25	18	65	56
	74	72	216	199
Catch-up fees	1	8	73	17
Total Fee Revenues	$256	$248	$835	$719
1.BPG Fee-Bearing Capital (of which BPY represents substantially all of the balance) as at September 30, 2025 is $18.5 billion (December 31, 2024 – $16.6 billion).
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee Revenues increased by $8 million or 3% relative to the three months ended September 30, 2024. The increase was primarily driven by $15 million of higher fees earned from the fifth vintage of our flagship fund, which benefited from strong fundraising in 2025. In addition, an increase of $7 million was noted from certain complementary perpetual strategies. This increase was partially offset by $7 million of lower catch-up fees in the current period, $5 million of lower fee revenues from BPG, as well as $2 million of lower fees from earlier vintages of our flagship funds.
For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee Revenues increased by $116 million or 16% relative to the nine months ended September 30, 2024. This increase was driven by $54 million of higher Fee Revenues predominantly from the latest vintage of our flagship fund partially offset by $14 million of lower Fee Revenues from our earlier flagship fund vintages due to realizations. In addition, Fee Revenues from BPG and other perpetual strategies increased by $17 million as a result of the aforementioned growth in Fee-Bearing Capital. Furthermore, Fee Revenues include higher catch-up fees of $56 million primarily from follow-on closes for our fifth flagship fund.

Segment Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Segment Revenues	$254	$248	$829	$719
Segment Expenses
Compensation and benefits	(85)	(87)	(274)	(261)
Other operating expenses	(30)	(29)	(91)	(86)
Segment Earnings	$139	$132	$464	$372
For the three months ended September 30, 2025
Segment Earnings increased by $7 million for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated with higher revenues from our fifth flagship fund.
For the nine months ended September 30, 2025
Segment Earnings increased by $92 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated additional closes of our fifth flagship fund, partially offset by higher Segment Expenses due to scaling of our business.

Credit
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Credit investment strategy as at September 30, 2025, and December 31, 2024, and Fee Revenues for the three months ended September 30, 2025 and 2024.
Fee-Bearing Capital                         Fee Revenues
AS AT SEP 30, 2025 AND DEC 31, 2024 (BILLIONS)                   FOR THE THREE MONTHS ENDED SEP 30 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2025	2024
Long-term private funds	$78,575	$74,697
Permanent capital and perpetual strategies	109,483	102,193
Liquid strategies	74,706	67,925
Total Fee-Bearing Capital	$262,764	$244,815

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Balance, beginning	$253,785	$237,643	$244,815	$177,707
Inflows	13,240	13,029	36,716	84,962
Outflows	(5,080)	(8,036)	(15,616)	(17,381)
Distributions	(1,760)	(1,625)	(8,250)	(5,198)
Market valuation	4,007	7,466	7,650	8,256
Other	(1,428)	(3,826)	(2,551)	(3,695)
Change	8,979	7,008	17,949	66,944
Balance, ending	$262,764	$244,651	$262,764	$244,651
For the three months ended September 30, 2025
During the three months ended September 30, 2025, Fee-Bearing Capital increased by $9.0 billion or 4% to $263 billion, driven by $4.8 billion of capital deployed within our perpetual and liquid credit strategies, insurance capital inflows from BWS of $4.8 billion, and $3.6 billion attributable to fundraising from long-term private funds and capital deployed across our partner managers and complementary strategies. In addition, higher market valuations across our long-term private funds, liquid credit and perpetual strategies increased Fee-Bearing Capital by $4.0 billion. These increases were partially offset by $2.8 billion of insurance capital outflows in BWS due to maturities of annuities and $2.2 billion of redemptions within certain of our liquid and perpetual strategies. In addition, our partner managers and other complementary strategies returned capital to clients which further impacted Fee-Bearing Capital by $1.8 billion. Other changes partially relate to foreign exchange revaluation impacting various perpetual and liquid strategies.

For the nine months ended September 30, 2025
During the nine months ended September 30, 2025, Fee-Bearing Capital increased by $17.9 billion or 7% to $263 billion, primarily due to $17.2 billion of capital deployed within other long-term private funds and perpetual and liquid credit strategies, $15.5 billion of insurance capital inflows from BWS, $2.4 billion of capital raised within our partner managers, and $1.6 billion of fundraising from our real estate and infrastructure debt strategies. In addition, we recognized $7.7 billion of market valuation increases associated with our liquid and perpetual strategies which further increased Fee-Bearing Capital. These increases were partially offset by $8.0 billion of outflows primarily due to maturities of annuities within insurance capital and $7.6 billion of redemptions within certain of our liquid and perpetual strategies. In addition, distributions of $6.2 billion from our other long-term private funds and complementary strategies, and $2.0 billion from our partner managers further decreased Fee-Bearing Capital. Credit changes in other partially relate to foreign exchange revaluation impacting various perpetual and liquid strategies.
Fee Revenues

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Management and advisory fees
Long-term private funds	$268	$192	$722	$568
Permanent and perpetual strategies	120	117	336	289
Liquid strategies[1]	67	62	193	178
Transaction and advisory fees	—	1	—	1
Total Fee Revenues[2]	$455	$372	$1,251	$1,036
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
2.Across the various categories, Fee-Bearing Capital from BWS as at September 30, 2025 was $101 billion which generated $171 million of Fee Revenues under the investment management agreement for the nine months ended September 30, 2025 (September 30, 2024 - Fee-Bearing Capital of $89 billion and Fee Revenues of $114 million).

For the three months ended September 30, 2025
Fee Revenues increased by $83 million or 22% for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The increase was attributable to $80 million of incremental fee revenues from our partner managers predominantly from our partnership with Castlelake. In addition, fees from perpetual and liquid strategies increased by $8 million as a result of higher Fee-Bearing Capital driven by capital deployed across these strategies. These increases were offset by $4 million of lower fee revenues across various complementary strategies.
For the nine months ended September 30, 2025
Fee Revenues increased by $215 million or 21% for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. Fees from our long-term private funds increased by $154 million primarily due to higher fees earned in our partner managers and other complementary strategies. In addition, fees from permanent and perpetual strategies increased by $47 million as a result of higher Fee-Bearing Capital driven by the AEL Mandate, and capital deployed across our private credit strategies. Liquid strategies earned higher fee revenues of $15 million as a result of net inflows and valuation changes increasing Fee-Bearing Capital.
Segment Earnings

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025		2024
Segment Revenues	$431	$371	$1,181	0	$1,019
Segment Expenses
Compensation and benefits	(170)	(165)	(509)		(480)
Other	(73)	(67)	(205)		(191)
Segment Earnings	$188	$139	$467		$348
For the three months ended September 30, 2025
Segment Earnings increased $49 million for the three months ended September 30, 2025 relative to the three months ended September 30, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues as a result of incremental earnings from Castlelake, partially offset by higher Segment Expenses as a result of growth in the business.

For the nine months ended September 30, 2025
Segment Earnings increased $119 million for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024. The increase in Segment Earnings was driven by higher Segment Revenues primarily as a result of incremental earnings from Castlelake relative to the prior period, partially offset by higher Segment Expenses as a result of growth in the business.
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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2025 and 2024.

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net Income	$692	$537	$1,783	$1,428
Add or subtract the following:
Provision for taxes(a)	78	96	228	309
Depreciation and amortization(b)	30	4	44	11
Carried interest allocations(c)	(112)	(55)	(51)	13
Carried interest allocation compensation(c)	(20)	38	142	82
Other income and expenses(d)	97	69	207	117
Interest expense(e)	26	8	76	17
Interest and dividend revenue(e)	(31)	(34)	(93)	(117)
Other revenues(f)	(143)	(141)	(455)	(313)
Share of income from equity method investments(g)	(110)	(61)	(349)	(194)
Fee-related earnings of equity method investments at our share(g)	132	87	341	235
Compensation costs recovered from affiliates(h)	121	95	250	184
Other adjustments(i)	(6)	1	5	7
Fee-Related Earnings	$754	$644	$2,128	$1,779
Investment and other income (net of interest expense)(j)	(6)	51	41	118
Equity-based compensation expense(k)	11	8	36	30
Cash taxes(l)	(98)	(84)	(277)	(213)
Distributable Earnings	$661	$619	$1,928	$1,714
(a)This adjustment removes the impact of income tax provisions on the basis that we do not believe this item reflects the present value of the actual tax obligations that we expect to incur over the long-term due to the substantial deferred tax assets of BAM.
(b)This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets, which are non-cash in nature and therefore excluded from Fee-Related Earnings as well as certain capital depreciation costs recharged from BAM's affiliates.
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
(l)Represents the impact of cash taxes paid by the business.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of base management and advisory fees to Fee Revenues for the three and nine months ended presented.

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Base management and advisory fees	$859	$768	$2,511	$2,163
Incentive fees(a)	116	106	349	318
Fee Revenues from equity method investments(b)	414	336	1,131	997
Other adjustments(c)	1	—	(16)	(7)
Fee Revenues	$1,390	$1,210	$3,975	$3,471
(a)This adjustment adds incentive distributions that are included in Fee Revenues.
(b)This adjustment adds management fees at 100% ownership.
(c)This adjustment involves base management fees earned from funds that are eliminated upon consolidation and other items.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States of America	$46	$38	$51	$153	$373	$661
Canada	86	59	19	11	8	183
United Kingdom	57	64	21	44	70	256
Other	66	37	19	48	4	174
Incentive distributions	80	36	—	—	—	116
	$335	$234	$110	$256	$455	$1,390

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States of America	$143	$97	$158	$508	$1,025	$1,931
Canada	274	165	54	39	26	558
United Kingdom	150	146	61	132	162	651
Other	150	86	56	156	38	486
Incentive distributions	240	109	—	—	—	349
	$957	$603	$329	$835	$1,251	$3,975

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States of America	$51	$30	$60	$155	$305	$601
Canada	102	42	18	6	8	176
United Kingdom	51	32	23	70	44	220
Other	33	23	19	17	15	107
Incentive distributions	74	32	—	—	—	106
	$311	$159	$120	$248	$372	$1,210

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States of America	$150	$74	$183	$449	$845	$1,701
Canada	284	121	58	18	19	500
United Kingdom	140	98	66	203	129	636
Other	103	71	50	49	43	316
Incentive distributions	221	97	—	—	—	318
	$898	$461	$357	$719	$1,036	$3,471

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

As at September 30, 2025, corporate liquidity for BAM is $2.6 billion. This consists of $1.2 billion in cash and short term financial assets that are convertible to cash within twelve months, as well as $1.4 billion in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products.
•On September 9, 2025, BAM completed its second debt offering, issuing approximately $750 million of 30-year bonds at a fixed annual coupon of 6.077%. BAM previously issued approximately $750 million of 10-year bonds at a fixed annual coupon of 5.795% on April 24, 2025.

•On August 29, 2024, a $750 million five-year revolving credit facility was established through bilateral agreements with a group of lenders. During the three months ended September 30, 2025, BAM increased the facility from $750 million to $1.1 billion. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at September 30, 2025, the facility is undrawn.

•On November 8, 2022 a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As at September 30, 2025, the facility is undrawn.

The following table presents deployable capital of our asset management business:

	Corporate		Group(a)
AS AT (MILLIONS)	September 30	December 31	September 30	December 31
	2025	2024	2025	2024
Cash and financial assets, net	$1,201	$792	$60,921	$54,329
Undrawn committed credit facilities	1,350	1,050	9,385	7,928
Corporate liquidity	$2,551	$1,842	—	—
Uncalled private fund commitments			103,966	91,463
Total deployable capital			$174,272	$153,720
(a) Group deployable capital consists of: (1) corporate liquidity of BAM, consolidated funds, and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM.
Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of September 30, 2025 by period and December 31, 2024:

AS AT SEPTEMBER 30, (MILLIONS)	2025	2026	2027	2028	2029 +	Total 2025	Dec. 2024
Infrastructure	$190	$—	$—	$208	$9,057	$9,455	$12,848
Renewable power and transition	—	—	—	753	23,778	24,531	21,015
Private equity	310	—	73	458	10,795	11,636	11,360
Real estate	344	1,929	—	—	21,103	23,376	15,645
Credit	1,092	1,808	950	96	31,022	34,968	30,595
	$1,936	$3,737	$1,023	$1,515	$95,755	$103,966	$91,463
Approximately $55 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $550 million of additional Fee Revenues.

Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceed the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at September 30, 2025, and December 31, 2024, and for the three months ended September 30, 2025, and 2024.
Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. These requirements have been met for the nine months ended September 30, 2025.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize various financial instruments in our business to manage risk and make better use of our capital. The fair values of these instruments that are reflected on our balance sheets are disclosed in Note 6 “Fair Value Measurements of Financial Instruments” to the condensed consolidated financial statements of BAM as at September 30, 2025, and December 31, 2024 and for the three and nine months ended September 30, 2025, and 2024.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM enters into a number of related party transactions with BN and other affiliates. See Note 15 “Related Party Transactions” of the condensed consolidated financial statements of BAM as at September 30, 2025, and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024.
BAM Dividends
The dividends paid by BAM on outstanding securities for the quarters ended September 30, 2025, and 2024 are summarized in the table below.

	Distribution per Security
	2025	2024
Per Class A Share and Class B Share	$0.4375	$0.3800
Subsidiary Public Issuers
BAM Finance LLC (the "U.S. Finco") is a Delaware limited liability company formed on March 26, 2025 and is a subsidiary of the Company. As at September 30, 2025, the U.S. Finco had no debt outstanding.
BAM Finance (Canada) Inc. (the "Canadian Finco") was incorporated on March 26, 2025 under the Business Corporations Act (Ontario) and is a subsidiary of the Company. As at September 30, 2025, the Canadian Finco had no debt outstanding.
The U.S. Finco and Canadian Finco (together the “Finance Debt Issuers”) have no independent activities, assets or operations other than in connection with any securities that they may issue. Any debt securities issued by the Finance Debt Issuers will be fully and unconditionally guaranteed as to payment of principal, premium (if any), interest and certain other amounts by the Company.
During the nine months ended September 30, 2025, BAM's $750 million senior notes due 2035 and 2055, respectively, were issued directly from BAM.

The following tables contain summarized financial information of the Company, U.S. Finco, Canadian Finco and non-guarantor subsidiaries:

AS AT AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025(4) (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$28	$—	$—	$2,424	$(1,200)	$1,252
Net income (loss) attributable to shareholders	730	—	—	1,103	(1,109)	724
Total assets	10,557	—	—	44,269	(38,305)	16,521
Total liabilities	2,096	—	—	11,251	(7,500)	5,847
Preferred shares redeemable non-controlling interest	—	—	—	1,562	—	1,562

AS AT DECEMBER 31, 2024 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$577	$—	$—	$1,310	$(770)	$1,117
Net income (loss) attributable to shareholders	491	—	—	773	(720)	544
Total assets	13,558	—	—	36,641	(36,042)	14,157
Total liabilities	4,806	—	—	4,679	(6,519)	2,966
Preferred shares redeemable non-controlling interest	—	—	—	2,103	—	2,103

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025(4) (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$51	$—	$—	$5,756	$(2,384)	$3,423
Net income (loss) attributable to shareholders	2,179	—	—	1,856	(2,110)	1,925

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 (MILLIONS)	BAM(1)	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(2)	Consolidating Adjustments(3)	BAM Consolidated
Revenues	$1,137	$—	$—	$4,069	$(2,289)	$2,917
Net income (loss) attributable to shareholders	1,367	—	—	2,236	(2,123)	1,480
1. This column accounts for investments in all subsidiaries of BAM under the equity method.
2. This column accounts for investments in all subsidiaries of BAM other than the Finance Debt Issuers, on a combined basis.
3. This column includes the necessary amounts to present BAM on a consolidated basis.
4. Reflects the completion of the 2025 Arrangement.

Recent Developments
On October 1, 2025, BAM acquired a stake in Angel Oak, a leading asset manager specializing in innovative mortgage and consumer products, for total consideration of approximately $149 million. Angel Oak will be accounted for as an equity method investment in accordance with U.S. GAAP.
On October 13, 2025, BAM and BN announced they will acquire all of the remaining common equity interests in the Oaktree business for total consideration of approximately $3 billion. After giving effect to the proposed transaction, Brookfield will own 100% of Oaktree. BAM will acquire, an incremental 26% interest in Oaktree’s Fee-Related Earnings, carried interest from certain funds (net of BN’s 33% royalty), and partner manager interest in 17Capital and DoubleLine for approximately $1.6 billion. BN will acquire, an incremental 26% interest in Oaktree’s balance sheet investments and the remaining carried interest for approximately $1.4 billion. Oaktree is currently accounted for as an equity method investment and following the close of the transaction, will be consolidated within BAM's financial statements in accordance with U.S. GAAP. We expect this transaction to close in the first half of 2026, subject to regulatory approvals and customary closing conditions.

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as at September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024.
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

Fair Value
BAM uses fair value throughout the reporting process. For details of our accounting policies related to fair value refer to Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to the condensed consolidated financial statements”. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
Foreign Currency Risk
We have very limited exposure to foreign currency risk as a majority of our private funds are denominated in USD. This means that a majority of the Fee Revenues that we earn are paid in USD, irrespective of the local currency of our underlying investment base. Additionally, the majority of our revenues are earned in the U.S. We may from time to time reduce foreign currency risk by employing hedging techniques, including using forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies.
Interest Rate Risk
BAM has interest rate exposure through balances held with affiliates, as well as its internal revolving credit facility with BN and its external $1.1 billion revolving credit facility, of which none is drawn as at September 30, 2025. BAM earns interest income on amounts held on deposit with BN and incurs interest expense on its external and internal revolving credit facility borrowings. Interest income and expenses on these balances are at variable rates. BAM's $750 million senior notes due 2035 have a fixed annual coupon of 5.795%. BAM's $750 million senior notes due 2055 have a fixed annual coupon of 6.077%
Credit Risk
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of BAM's legal proceedings, see the section entitled “Litigation” appearing in Note 16, “Commitments and Contingencies” in BAM's condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Third Quarter of 2025
Under BAM's current share repurchase program, 37,123,295 Class A Shares can be repurchased and as at September 30, 2025, there were 34,843,352 Class A Shares remaining for further repurchases.

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

Issuer Purchases of Class A Shares (amounts in millions, except share and per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	36,012,752
August 1, 2025 to August 31, 2025	—	$—	—	36,012,752
September 1, 2025 to September 30, 2025	1,169,400	$58.70	1,169,400	34,843,352
	1,169,400		1,169,400
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
4.2
Second Supplemental Indenture, dated as of September 9, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 of BAM’s Form 8-K filed with the SEC on September 9, 2025).

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
____________________
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 7, 2025

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)