Form 10-K
period 2025-12-31
Brookfield Asset Management Ltd.
filed 2026-03-02
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-41563

BROOKFIELD ASSET MANAGEMENT LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1702516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Brookfield
225 Liberty Street, 8th Floor
New York, NY 10281-1048
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the other registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒
As of June 30, 2025, the aggregate market value of the Class A Limited Voting Shares held by non-affiliates of the registrant was $23.2 billion.
As of February 23, 2026, the registrant had 1,638,147,590 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

BROOKFIELD ASSET MANAGEMENT LTD.
FORM 10-K
For the Year Ended December 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995 and forward-looking information within the meaning of other relevant securities legislation, including applicable securities laws in Canada, which reflect our current views with respect to, among other things, our operations and financial performance (collectively, “forward-looking statements”). Forward-looking statements include statements that are predictive in nature, depend upon or refer to future results, events or conditions, and include, but are not limited to, statements which reflect management’s current estimates, beliefs and assumptions regarding the operations, business, financial condition, expected financial results, performance, prospects, opportunities, priorities, targets, goals, ongoing objectives, strategies, capital management and outlook of Brookfield Asset Management Ltd. (“BAM”) and its subsidiaries, as well as the outlook for North American and international economies for the current fiscal year and subsequent periods, and which are in turn based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. The estimates, beliefs and assumptions of BAM are inherently subject to significant business, economic, competitive and other uncertainties and contingencies regarding future events and as such, are subject to change. Forward-looking statements are typically identified by words such as “outlook”, “believe”, “think”, “expect”, “potential”, “continue”, “may”, “should”, “seek”, “approximately”, “predict”, “intend”, “will”, “plan”, “estimate”, “anticipate”, the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. Such forward-looking statements are subject to risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity.

Although BAM believes that such forward-looking statements are based upon reasonable estimates, beliefs and assumptions, actual results may differ materially from the forward-looking statements. Factors that could cause actual results to differ materially from those contemplated or implied by forward-looking statements include, but are not limited to, those described in the section entitled “Risk Factors” in this Annual Report on Form 10-K (our “Annual Report” or “report”). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, “BAM”, “we”, “our”, “us”, or the “Company” refers to Brookfield Asset Management Ltd. For accounting purposes and for periods prior to the closing date of the 2025 Arrangement (as defined below), references to the historical financial information of BAM are to the historical financial statements of Brookfield Asset Management ULC (the “Asset Management Company”) as the “Predecessor” of BAM . The term “BN” means Brookfield Corporation and its subsidiaries (including the perpetual affiliates (as defined below)), other than BAM and its subsidiaries, and does not, for greater certainty, include BAM, BWS (as defined below) or Oaktree (as defined below) and their respective affiliates. The term “Brookfield” means BAM and BN, collectively.
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
Unless the context suggests otherwise:
•“17Capital” means 17Capital LLP;
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
•“2025 Arrangement” has the meaning ascribed thereto in “Part II—Item 8. Financial Statements and Supplementary Data”;
•“AEL” means American Equity Investment Life Holding Company;
•“AEL Mandate” means the May 2, 2024 acquisition of AEL by BWS through its subsidiary, American National Group LLC. We manage AEL insurance capital under an investment management agreement with certain of AEL’s operating companies;
•“AI” means artificial intelligence;
•“Angel Oak” means the October 1, 2025 acquisition of a 51.3% economic interest in Angel Oak Companies, LLC, a leading asset manager specializing in innovative mortgage and consumer products;
•“Assets Under Management” or “AUM” has the meaning ascribed thereto under “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;

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
•“BIF” means Brookfield Infrastructure Fund;
•“BIP” means Brookfield Infrastructure Partners L.P., together with its subsidiaries including its paired corporation, Brookfield Infrastructure Corporation;
•“BISS” means Brookfield Infrastructure Structured Solutions Fund;
•“BN Class A Shares” means Class A Limited Voting Shares of BN;
•“BPE” means Brookfield Private Equity Fund;
•“BPG” means Brookfield Property Group, including BPY and BN’s directly held, wholly-owned real estate entities;
•“BPY” means Brookfield Property Partners L.P., together with its subsidiaries;
•“BSI” means Brookfield Special Investments;
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
•“CEO” means Chief Executive Officer.
•“CFO” means Chief Financial Officer.
•“Concora” means our 43% indirect and direct ownership interest in Concora Super Holdco, L.P.;
•“Class A Shares” means the class A limited voting shares in the capital of BAM;
•“Class B Shares” means the class B limited voting shares in the capital of BAM;
•“consolidated funds” means certain funds in which BAM is the primary beneficiary, as defined under U.S. GAAP, and therefore consolidates their balance sheet and results of operations;
•“corporate liquidity” consists of cash, short-term financial assets, as well as the undrawn portions of any BAM revolving credit facilities, excluding consolidated funds;
•“CORRA” means the Canadian Overnight Repo Rate Average;
•“CTF” means Catalytic Transition Fund;
•“Data4” means DATA4 Luxembourg S.à.r.l;
•“Distributable Earnings”, a non-GAAP measure, has the meaning ascribed thereto under “Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“Exchange Act” means the Securities Exchange Act of 1934, as amended;
•“Fee-Bearing Capital”, a supplemental financial measure, has the meaning ascribed thereto under “Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
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
•“LCM” means LC Financial Holdings Limited;
•“mature fund” means a fund which had already significantly deployed capital upon completion of the 2022 Arrangement;
•“NAV” means net asset value;
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
•“Oaktree Acquisition” means the proposed transaction announced on October 13, 2025 whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own, see “Part I—Item 1. Business—Development of the Business”.
•“partner managers” means Angel Oak, Castlelake, LCM, Oaktree, and Primary Wave;
•“perpetual affiliates” means BEP, BIP, BBU and BPG;
•“Pinegrove Fund” means Pinegrove Opportunity Partners I LP;
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
•“Primary Wave” means PWMP Ventures LLC;
•“Relationship Agreement” means the agreement dated November 8, 2022 among BN, BAM and the Asset Management Company to govern aspects of their relationship following the 2022 Arrangement, as further described under Note 1 “Organization” of the consolidated financial statements of BAM;
•“Securities Act” means the Securities Act of 1933, as amended;
•“Segment Earnings”, a key metric, are computed as Segment Revenues less Segment Expenses;
•“Segment Expenses”, a key metric, are direct costs associated with Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating expenses. Depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis;
•“Segment Revenues”, a key metric, include base management fees, advisory fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of Segment Earnings of our partner managers excluding Oaktree;
•“Services Agreement” means the agreement dated December 9, 2025 among BN, BAM and the Asset Management Company in which the parties provide services to each other in support of their respective day-to-day corporate activities. BAM also provides to BN, upon the request of BN and on a cost recovery basis, services of its investment personnel to assist in acquisitions, investments and other transactions undertaken by BN. This agreement was previously referred to as the “Transition Services Agreement” or “TSA”;

•“SOFR” means the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York (or a successor administrator); and
•“Uncalled Fund Commitments”, a supplemental financial measure, has the meaning ascribed thereto under “Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”.
BAM prepares its financial statements in conformity with the accounting principles generally accepted in the United States (“U.S. GAAP”). This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our asset management business, including for performance measurement, capital allocation and valuation purposes. BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our asset management business. These non-GAAP financial measures should not be considered as the sole measure of BAM’s or our asset management business’ performance and should not be considered in isolation from, or as a substitute for, similar financial measures calculated in conformity with U.S. GAAP. These non-GAAP financial measures are not standardized financial measures and may not be comparable to similar financial measures used by other issuers. Non-GAAP measures include, but are not limited to: (i) Distributable Earnings, (ii) Fee Revenues, and (iii) Fee-Related Earnings. Supplemental financial measures include Fee-Bearing Capital, AUM and Uncalled Fund Commitments. We include the asset management activities of Oaktree, an equity accounted affiliate, in our key financial and operating measures.
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
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as at December 31, 2025, unless otherwise noted.
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
•failure to adopt AI in support of our business objectives;
•us and our managed assets becoming involved in legal disputes;
•losses not covered by insurance;

•inability to collect on amounts owing to us; and
•operating and financial restrictions through covenants in our loan, debt and security agreements.
We are subject to risks related to our investment strategies, including risks involving:
•our ability to maintain our global reputation;
•risks related to our infrastructure, renewable power and transition, private equity, real estate, and credit strategies;
•the impact of poor product development or marketing efforts on Fee-Bearing Capital ;
•managing our cash flow and meeting our financial obligations;
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
We are subject to risks related to taxation, including risks involving:
•U.S. and Canadian taxation laws and changes thereto.
We caution that the foregoing list of important factors that may affect future results is not exhaustive and other factors could also adversely affect future results. Readers are urged to consider these risks, as well as other uncertainties, factors and assumptions carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements, which are based only on information available to us as of the date of this report and such other dates specified herein.
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

PART I
ITEM 1. BUSINESS
Business Overview
We are a leading global alternative asset manager, headquartered in New York, NY, with over $1 trillion of Assets Under Management across infrastructure, renewable power and transition, private equity, real estate, and credit. We invest client capital for the long-term with a focus on real assets and essential service businesses that form the backbone of the global economy.
We offer a range of alternative investment products to over 2,400 institutional clients around the world—including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors which also continues to grow with approximately 60,000 clients representing over 8% of capital raised. We earn asset management income for doing so and ensure strong alignment of interests with our clients by investing Brookfield capital alongside them. Our deep operating expertise, global reach and access to large-scale flexible capital enable us to identify attractive investment opportunities and make investments on a proprietary basis in sizable, premier assets and businesses across geographies and asset classes that we believe few others can.
To do this, we leverage our team of over 5,800 investment and asset management professionals and employees, including over 300 client service professionals across 32 global offices, to ensure that the business exceeds our clients’ service expectations. We also have a dedicated team of approximately 150 people that are focused on distributing and developing catered products to the private wealth channel. Our disciplined investment approach and strong track record have been the foundation and driver of our growth. We draw on Brookfield’s heritage as an owner and operator to invest for value and generate strong returns for our clients, across economic cycles.
We provide a highly diversified suite of alternative investment strategies to our clients and are constantly seeking to innovate new strategies to meet their needs. We have over 55 unique active strategies that span a wide range of risk-adjusted returns, including opportunistic, value-add, core, super-core, and credit. We evaluate the performance of these product offerings and our investment strategies using a number of non-GAAP measures, including Fee-Bearing Capital, Fee Revenues, Fee-Related Earnings and Distributable Earnings.
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
As at December 31, 2025, we had Fee-Bearing Capital of $603 billion, of which 87% is long-dated or perpetual in nature, providing significant stability to our earnings profile. We consider Fee-Bearing Capital that is long-dated or perpetual in nature to be Fee-Bearing Capital relating to our long-term private funds, which are typically committed for at least 10 years with two one-year extension options, and Fee-Bearing Capital relating to our perpetual strategies, which include our permanent capital vehicles as well as capital we manage in our perpetual private funds and private wealth strategies. We seek to increase our Fee-Bearing Capital by growing the size of our existing product offerings and developing new strategies that cater to our clients’ investment needs. We also aim to deepen and develop new institutional relationships, and access new distribution channels, such as high net worth individuals and private wealth investors.
We generate robust Distributable Earnings, which is a key measure of our financial performance. BAM intends to pay out at least approximately 90% of its Distributable Earnings to shareholders quarterly and reinvest the balance back into the business, as discussed further in “Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures.”
We are actively progressing new organic growth strategies, including AI infrastructure. We also consider strategic M&A opportunities that would expand our capabilities. An example of such growth is the partnership we formed with Oaktree in 2019, which deepens the capabilities we offer our clients and better positions us across market cycles. Such acquisitions may occur from time to time should they be additive to our franchise, attractive to our clients, and accretive to our shareholders. These new initiatives, in addition to our existing strategies, are expected to have a very meaningful impact on our growth trajectory in the long term.

Competitive Advantages
We seek to harness the following four distinct competitive advantages that enable us to consistently identify and invest in high-quality assets and create significant value in the assets that we invest in and operate on behalf of our clients.
Operating Expertise
We are supported globally by approximately 250,000 operating employees of our managed businesses, who are instrumental in maximizing the value and cash flows of our managed assets. We believe that strong operating experience is essential in maximizing efficiency and productivity – and ultimately, returns. We do this by maintaining a culture of long-term focus, alignment of interest and collaboration through the people we hire, our compensation philosophy, and our operating capabilities. This operating expertise developed through our heritage as an owner-operator is invaluable in underwriting investments, conducting thorough due diligence, and executing value-creating development and capital projects.
Global Reach
We invest on behalf of our clients in more than 50 countries on five continents around the world. We believe that our global reach allows us to diversify and identify a broad range of opportunities. We can invest where capital is scarce, and our scale enables us to move quickly and pursue multiple opportunities across different markets. Our global reach also allows us to operate our assets more effectively: we believe that a strong on-the-ground presence is critical to operating successfully, and many of our businesses are truly local. Furthermore, the combination of our strong local presence and global reach enables us to bring relationships and operating practices to bear across markets to enhance returns.
Large Scale
We had $603 billion in Fee-Bearing Capital as of December 31, 2025. We offer our clients a large selection of private funds that have global mandates and diversified strategies. Our access to large-scale, flexible capital allows us to pursue transactions on a scale beyond the reach of many, delivering superior risk-adjusted returns.
Brookfield Ecosystem
The unique intelligence we generate from the ongoing interconnectivity between our over $1 trillion of Assets Under Management, our global partnerships and our visibility into global capital flows helps us identify themes and trends in investing, spot pockets of value and source attractive investment opportunities as BAM continues to be the partner of choice for investors. This competitive advantage has allowed us to build leading positions in asset classes that are most in favor among clients and deliver strong investment returns to our clients across multiple business cycles.
Investment Process
Our Investment Process Leads to Value Creation
Earning robust returns on the investments we make on behalf of our clients enhances our ability to increase our Fee-Bearing Capital and generate carried interest, both of which grow our cash flows and create value for our shareholders.
1. Raise Capital
As an asset manager, the starting point of the investment cycle is establishing new funds and other investment products for our clients. This in turn provides the capital to invest, from which we earn base management fees, incentive distributions and performance-income such as carried interest. Accordingly, we create value by achieving strong investment performance, which leads to growth in Fee-Bearing Capital and increased cash flows.
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
3. Secure Long-Term Financing
For our equity investments, we finance the investments on behalf of our clients predominantly on a long-term investment-grade basis and asset-by-asset, which are primarily non-recourse. This financing approach provides us with considerable stability, improves our ability to withstand financial downturns and enables our asset management teams to focus on operations and growth initiatives.
4. Enhance Value and Cash Flows Through Operating Expertise
We use our operating capabilities to increase the value of the assets and the cash flows they produce, and they help to protect our clients’ capital in adverse conditions. The combination of operating expertise, development capabilities and effective financing can help ensure that an investment’s full value creation potential is realized, which we believe is one of our most important competitive advantages.
5. Realize Capital from Asset Sales or Refinancing
We actively monitor opportunities to sell or refinance assets to generate proceeds for our clients. Capital generated in our limited life funds is returned to clients, and in the case of our perpetual funds, we then redeploy the capital to enhance returns. In many cases, returning capital from private funds completes the investment process, locks in investor returns and gives rise to performance income.
Products and Principal Strategies
Our products broadly fall into one of three categories: (i) long-term private funds, (ii) permanent capital vehicles and perpetual strategies, and (iii) liquid strategies. These are invested across five principal strategies: (i) infrastructure, (ii) renewable power and transition, (iii) private equity, (iv) real estate, and (v) credit.
Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $247 billion of AUM and $106 billion of Fee-Bearing Capital as of December 31, 2025.
•We focus on acquiring high-quality real assets and operating businesses on behalf of our clients that deliver essential goods and services, diversified across the utilities, transport, midstream and data infrastructure sectors. We partner closely with management teams to enable long-term success through operational and other improvements.
•We have approximately 230 investment and asset management professionals globally that are focused on our infrastructure strategy, supported by approximately 64,000 operating employees in the infrastructure operating businesses that we manage.
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
•Brookfield Infrastructure Structured Solutions Fund (“BISS”) seeks to invest structured equity and non-control common equity in the infrastructure mid-market. The fund is focused on deploying our capabilities to partner with sponsors, developers, and corporates to access attractive development opportunities.
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $29.2 billion as of December 31, 2025.
•We manage Brookfield Super-Core Infrastructure Partners, which is our perpetual infrastructure private fund strategy. In this product offering, we invest on behalf of our clients in core infrastructure assets in developed markets, with a focus on yield, diversification, and inflation-protection.

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
Renewable Power and Transition
Overview
•We are one of the largest investors in renewable power and transition investments, with $143 billion of AUM and $67 billion of Fee-Bearing Capital as of December 31, 2025.
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
•We have approximately 175 investment and asset management professionals globally that are focused on our renewable power and transition strategy, supported by approximately 20,100 operating employees in the renewable power and transition operating businesses that we manage. Our extensive experience and knowledge in this industry enable us to be a leader in all major technologies with deep operating and development capabilities.
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
Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $20.5 billion as of December 31, 2025.
Across our renewable power and transition products, we have invested on behalf of our clients in:
•Hydroelectric operations, through river systems and facilities that provide electricity and have grid stabilizing capabilities;
•Utility-scale solar operations that harness energy from the sun to generate electricity;
•Distributed energy and storage, which provides small-scale generation that can be locally installed, pump storage facilities, and battery energy storage systems;
•Wind operations that use turbines to create electricity; and

•Sustainable solutions including nuclear services, renewable natural gas, carbon capture and storage, recycling, cogeneration, biomass, power transformation, and sustainable aviation fuel.
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $155 billion of AUM and $48 billion of Fee-Bearing Capital as of December 31, 2025.
•We focus on high-quality businesses that provide essential products and services, diversified across business services and industrials sectors. We partner closely with management teams to enable long-term success through operational and other improvements.
•We have approximately 260 investment and asset management professionals globally that are focused on our private equity strategy, supported by approximately 136,900 operating employees in the businesses that we manage.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Partners L.P. (“BBU”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBU is listed on the NYSE and TSX and had a market capitalization of $7.1 billion as at December 31, 2025.
•We also manage Brookfield Private Equity Fund (“BPE”), which is an evergreen semi-liquid fund offering individual investors streamlined, diversified access to Brookfield’s global private equity platform through a single vehicle.
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
•Operationally intense industrial businesses that benefit from a strong competitive position, including a leading global provider of advanced automotive battery technology, a leading global aviation services and leasing business, and a leading manufacturer of engineered components for industrial trailers and other towable equipment providers, among others; and
•Essential services providers, including the largest private sector residential mortgage insurer in Canada, a leading value-add distributor of telecom equipment, a leading provider of software to automotive dealers, one of the largest private school operators globally, and a leading American private education company.

Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $273 billion of AUM and $102 billion of Fee-Bearing Capital as of December 31, 2025.
•We have invested, on behalf of clients, in iconic properties in the world’s most dynamic markets with the goal of generating stable and growing distributions for our investors while protecting them against downside risk.
•We have approximately 2,150 investment and asset management professionals and employees that are focused on generating superior returns across our real estate strategies, supported by approximately 23,900 operating employees in the real estate operating businesses that we manage.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $19 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of December 31, 2025, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of retail, multifamily, logistics, office, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
•We also manage capital in our perpetual private fund real estate strategy, Brookfield Premier Real Estate Partners (“BPREP”). This is a core plus strategy that invests in high-quality, stabilized real assets located primarily in the U.S. with a focus on retail, multifamily, office, and logistics real estate assets. We also have two regional BPREP strategies that are dedicated specifically to investments in Australia and Europe.
•We also manage a non-traded REIT, Brookfield Real Estate Income Trust, which is a semi-liquid strategy catering specifically to the private wealth channel. This product invests in high quality income-producing opportunities globally through equity or real estate-related debt.
Through the various products outlined, we have invested in multiple asset classes including:
•High-quality retail destinations that are central gathering places for the communities they serve, combining shopping, dining, entertainment and other activities;
•Full-service hotels and leisure-style hospitality assets in high-barrier markets across North America, the U.K. and Australia;
•High-quality assets with operational upside across multifamily, alternative living, life sciences and logistics sectors globally; and
•Office properties in key gateway cities in the U.S., Canada, the U.K., Germany, Australia, Brazil and India.
Credit
Overview
•We are one of the world’s largest and most experienced credit managers globally, with $363 billion of AUM and $279 billion of Fee-Bearing Capital as of December 31, 2025.
•We seek to provide flexible, specialized capital solutions to borrowers and deliver attractive risk-adjusted returns to our clients across a range of debt strategies, focusing on private credit and direct lending in areas in which we possess differentiated investment and operational capabilities.
•We have approximately 1,800 investment and asset management professionals globally, including Oaktree employees that will become BAM employees following completion of the Oaktree Acquisition, that are focused on our credit strategies, investing across a broad spectrum of investments, leveraging the capabilities we have organically built in collaboration with the capabilities of leading credit managers with whom we partner. Our partner managers where we have significant non-

controlling ownership stakes include:
◦Oaktree, one of the world’s premier credit investors. For further discussion on our proposed transaction with Oaktree, refer to “Part I—Item 1. Business—Development of the Business”, in this report;
◦Castlelake, a private credit investor specializing in asset based, aviation, and specialty finance;
◦Angel Oak, a mortgage and consumer credit manager with a vertically integrated origination platform. For further discussion on our recent transaction with Angel Oak, refer to “Part I—Item 1. Business—Development of the Business”, in this report;
◦LCM, a leader in European consumer and small and medium-sized enterprise loan markets;
◦Primary Wave, a leading music rights investor; and
◦17Capital, a leader in NAV finance.
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
•Brookfield Infrastructure Debt is our infrastructure debt fund series, which invests on behalf of our clients in mezzanine debt investments in high-quality, infrastructure and renewable power and transition assets.
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
•Structured Credit strategies investing across structured and asset-backed finance opportunities in infrastructure, renewable power and transition, real estate, fund finance, aviation, consumer and corporate credit and more; and
•Liquid Credit strategies investing across a broad spectrum of public debt securities, from investment-grade to high-yield.
Development of the Business
BAM is headquartered in New York, NY and was incorporated on July 4, 2022. BAM was formed by BN to facilitate the 2022 Arrangement.
The following is a summary of recent developments affecting BAM since January 1, 2025.
Asset Management Business
2025 Activity
In 2025, our asset management business benefited from strong fundraising across our flagship and complementary funds, with total fundraising of over $110 billion. The fundraising across our flagship series included over $10 billion for the second vintage of our global transition fund and our fifth real estate flagship fund, which held final closes during the year.
We also raised approximately $68.0 billion of capital this year across more than a dozen credit strategies and under our mandate with BWS. This includes raising nearly $31.6 billion across our Oaktree franchise, including the final close of our twelfth opportunities credit fund, $6.6 billion across our other partner managers, and $3.3 billion for the fourth vintage of our infrastructure debt fund. In addition, we raised a total of $25.2 billion from BWS.
Our Fee-Bearing Capital represents the total capital managed for which we earn fee revenue. Fee-Bearing Capital increased by $64 billion, or 12% to $603 billion in 2025; of this, 87% is long-dated or perpetual in nature, providing resiliency and predictability to our revenues. Increases to Fee-Bearing Capital of $91 billion were largely attributable to fundraising during the year. In addition, $25 billion of Fee-Bearing Capital growth was primarily driven by higher market capitalization of our listed affiliates (BEP, BIP, and BBU) as a result of a higher share prices during the year. These increases were partially offset by redemptions within our liquid and perpetual strategies, annuity-related outflows, and distributions from our long-term private funds.
The increase in Fee-Bearing Capital contributed to Fee Revenues of $5.5 billion and Fee-Related Earnings of $3.0 billion for 2025, which increased by 17% and 22%, respectively, compared to 2024. The increase in Fee-Related Earnings was partially offset by higher cash taxes and lower investment income resulting in Distributable Earnings of $2.7 billion for 2025, or an increase of 14% compared to 2024.
During the year, our asset management business deployed $65.6 billion across the strategies, including $10.9 billion from infrastructure, $6.9 billion from renewable power and transition, $4.0 billion from private equity, $7.5 billion from real estate and $36.3 billion from credit.
As at December 31, 2025, the asset management business had total uncalled private fund commitments of $134 billion of which approximately $63 billion is committed across the business groups and is currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $630 million of additional Fee Revenues. In 2025, our investment strategies continued to focus on growing strategic partnerships and funds in a number of sectors including private credit, AI and clean energy. Some notable examples include:
•On February 10, 2025, Brookfield announced the launch of a €20 billion infrastructure investment program to support the deployment of AI infrastructure in France. Up to €15 billion of data center investment will be led by Brookfield’s portfolio company, Data4, one of Europe’s largest data center developers, headquartered in Paris. The investment of a further €5 billion is planned by Brookfield in France across associated AI infrastructure such as data transfer, chip storage and energy generation. The total €20 billion investment is projected to be delivered by 2030.
•On February 11, 2025, Oaktree Capital Management, L.P. announced the final close of Oaktree Opportunities Fund XII (“Opps XII”), with approximately $16 billion of commitments, including co-investment and affiliated vehicles. As of February 11, 2025, Opps XII had more than $7 billion invested or committed for investment in businesses that are diversified across geographies, sectors, and asset classes.
•On March 11, 2025, Brookfield announced the closing of its inaugural vintage of BISS, a middle-market infrastructure fund, achieving its fundraising target with approximately $1 billion of capital commitments. BISS’s strategy targets sectors in which Brookfield has established operations and significant asset expertise, drawing on the platform’s direct investment capabilities to source transactions and access differentiated opportunities.
•On June 4, 2025, Brookfield announced up to SEK 95 billion ($10 billion) of investment to support the development of AI infrastructure in Sweden. This investment represents one of Brookfield’s largest AI investments in Europe and extends the partnership with the Swedish government, its public authorities, academia and businesses in the region.
•On October 1, 2025, Brookfield announced it raised over $4 billion for the first closing of Brookfield Infrastructure Debt Fund IV reflecting continued significant support from both existing and new investors.
•On October 2, 2025, we acquired a 51.3% economic interest in Angel Oak, a leading asset manager delivering innovative mortgage and consumer products, for total cash consideration of approximately $149 million. This investment will reinforce Brookfield’s strategy of combining best-in-class credit managers alongside its direct investment capabilities across infrastructure credit, real estate credit, asset-backed finance, and corporate credit.
•On October 7, 2025, Brookfield announced the final institutional close for its flagship energy transition strategy, BGTF II, with $20 billion raised in fund commitments and strategic capital from a diverse range of existing and new investors. In addition, BGTF II secured approximately $3.5 billion of co-investment into its portfolio, bringing the total capital raised across the strategy in this vintage to approximately $23.5 billion.
•On October 13, 2025, Brookfield and Oaktree announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own. Upon completion of the proposed transaction, Brookfield will own 100% of Oaktree, one of the world’s premier credit managers, further strengthening Brookfield’s market-leading and broad-based credit platform. Under the proposed terms of the transaction, BAM and BN will acquire all of the remaining common equity interests in the Oaktree business for total consideration of approximately $3 billion. The proposed transaction is expected to close in the first half of 2026, subject to regulatory approvals and customary closing conditions, and is expected to be accretive to both BAM and BN.
•On October 22, 2025, Brookfield announced the launch of BPE, an evergreen semi-liquid fund offering individual investors streamlined, diversified access to Brookfield’s global private equity platform through a single vehicle. BPE provides investors streamlined access to Brookfield’s leading private equity platform through a simplified investment process that includes monthly subscriptions and a low investment minimum.
•On November 19, 2025, Brookfield announced the launch of a $100 billion global AI Infrastructure program in partnership with NVIDIA and the Kuwait Investment Authority (“KIA”). Brookfield will anchor the program with the BAIIF, which launched with a target of $10 billion of equity commitments to invest in the backbone of AI. BAIIF has already received $5 billion of capital commitments from a select group of institutional and industry partners, including Brookfield, NVIDIA and KIA. BAIIF, together with additional capital from its co-investors and prudent financing, will acquire up to $100 billion of AI infrastructure assets, deploying investment across every stage of the value chain—from energy and land to data centers and compute.
•On December 9, 2025, Brookfield and Qai, Qatar’s AI company and a subsidiary of Qatar Investment Authority, announced a strategic partnership to establish a $20 billion joint venture focused on AI infrastructure in Qatar and select international markets. Under the partnership, Brookfield and Qai will contribute capital and operating expertise to invest in AI infrastructure in Qatar, including the development of fully integrated AI facilities, to support the country’s rapidly expanding digital and AI ecosystem. The partnership will benefit from strategic support from the Government of Qatar to invest in the skills and supply chain needed to support the backbone of AI infrastructure and the adoption of AI throughout Qatar.
Corporate
2026 Activity – to date
On January 9, 2026, BAM announced stock exchange approval of a share repurchase program to purchase up to 36.9 million Class A Shares, representing at the time approximately 10% of the public float of Class A Shares, through open market purchases on the NYSE and TSX. Under the share repurchase program, which commenced on January 13, 2026 and is set to expire on January 12, 2027, BAM has, as of February 23, 2026, purchased 1,652,552 Class A Shares at an average price of $50.25.
On February 4, 2026, BAM announced the appointment of Connor Teskey as Chief Executive Officer of BAM, with Bruce Flatt continuing in his role as Chair of the Board of BAM, in addition to his role as Chief Executive Officer of BN. BAM also declared a quarterly dividend of $0.5025 per share, representing a 15% increase relative to the prior year, payable on March 31, 2026, to shareholders of record as of the close of business on February 27, 2026.
2025 Activity
On January 9, 2025, BAM announced stock exchange approval of a share repurchase program to purchase up to 37.1 million Class A Shares, representing at the time approximately 10% of the public float of Class A Shares, through open market purchases on the NYSE and TSX. Under the share repurchase program, which commenced on January 13, 2025 and expired on January 12, 2026, BAM purchased 6,548,561 Class A Shares at an average price of $54.15.
On January 16, 2025, BAM announced the appointment of Bruce Flatt as Chair of the Board of BAM. He replaced Mark Carney, who on the same day announced his candidacy for the leadership of the Liberal Party of Canada. Concurrent with the launch of Mr. Carney's campaign, Brookfield accepted his resignation from BAM.
On February 4, 2025, BAM completed a corporate restructuring with BN by way of a court-approved plan of arrangement, which was originally announced on October 31, 2024, whereby BN transferred its approximate 73% interest in the asset management business to BAM in exchange for newly issued Class A Shares of BAM, on a one-for-one basis (the “2025 Arrangement”). After giving effect to the 2025 Arrangement, BAM owns 100% of Brookfield’s asset management business, and BN owns approximately 73% of the Class A Shares.
On February 12, 2025, BAM declared a quarterly dividend of $0.4375 per share, representing a 15% increase relative to the prior year, payable on March 31, 2025, to shareholders of record as of the close of business on February 28, 2025.
On April 24, 2025, BAM completed its inaugural offering of $750 million principal amount of 5.795% senior notes due 2035.
On September 4, 2025, BAM completed its offering of $750 million principal amount of 6.077% senior notes due 2055.
In October 2025, we and Cameco, our partner in Westinghouse Electric Company (“Westinghouse”), entered into an agreement with the U.S. Government to establish a strategic partnership which is expected to accelerate the scale deployment of Westinghouse’s nuclear reactor technologies in the U.S. and globally. Under the terms of the agreement, once the U.S. Government makes a final investment decision and enters into definitive agreements to complete the construction of new Westinghouse nuclear reactors in the

U.S. with an aggregate value of at least $80 billion before January 2029, a contingent profit interest in Westinghouse will vest for the U.S. Government. In addition, the agreement contemplates that the U.S. Government will arrange financing and facilitate the permitting and approvals for new Westinghouse nuclear reactors to be built in the U.S.

On November 13, 2025, BAM completed its offering of $600 million principal amount of 4.653% senior notes due 2030 and $400 million principal amount of 5.298% senior notes due 2036.
Organizational Structure
The following simplified diagram illustrates our organizational structure as at December 31, 2025.
Note: the 73% of Class A Shares owned or controlled by BN includes approximately 4% held by subsidiaries of BWS.
Employees
We have a team of over 5,800 investment and asset management professionals and employees, with greater than 50% of such professionals located in the U.S. and which includes Oaktree employees that will become BAM employees following the completion of the Oaktree Acquisition and approximately 1,500 fully-dedicated Brookfield operating employees, that are integral to the business, including individuals focused on our core investment strategies and those undertaking various corporate activities. Our long-term approach to our business influences everything we do, including how we make investment decisions, how we support and oversee our businesses, and how we develop our people and compensate them. Our employee compensation programs link a significant portion of employee rewards to successful investment outcomes. Our emphasis on fostering collaboration enables us to benefit from a diverse set of skills and experiences. Our talent management processes and our approach to long-term compensation encourage collaboration. This shows itself in a number of ways, including in the sharing of expertise and best practices through both formal and informal channels and building relationships and capabilities through employee secondments and transfers.
We have a group of dedicated operations professionals in all our key regions that have extensive experience leading businesses. We take an active role in enhancing the performance of the assets and businesses we invest in. As a result, our operations team is fully integrated – meaning our operations professionals sit alongside our experienced investment team working hand in hand from diligence to the execution of our business plan and through the monetization phase of an investment. The team works closely with the senior management teams of the companies in which we invest to develop and implement business improvements that enable us to increase cash flow and our return on capital. While enhancement opportunities may differ across assets and businesses, they generally involve a combination of strategic repositioning, focus on operational excellence and enhanced commercial execution.
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
Globally, we are supported by approximately 250,000 full-time operating employees. The chart below sets out our full-time operating employees by region as at December 31, 2025.

Note: “Other” employees under “Full-time operating employees by region” represents over 50 countries and no country makes up greater than 3% of the total balance.
Competition
BAM competes with many other firms in every aspect of our business, including fundraising, investment opportunities and hiring and retaining professionals. In our view, competition for fund investors is based primarily on investment performance, willingness to invest, investor perception of the investment manager, the investment manager’s reputation, duration of relationships, quality of services, pricing, fund terms including fees, and the relative attractiveness of our present or future investments. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure (including financing conditions) of a proposed investment and certainty of execution.
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
There are other funds focused on renewable power and transition, infrastructure, private equity, real estate, and credit strategies that compete for investor capital. Fund managers have also increasingly adopted investment strategies outside of their traditional focus. Furthermore, as institutional fund investors increasingly consolidate their relationships for multiple investment products with a few investment firms, competition for capital from such investors may become more acute. Such consolidation may lead institutional fund investors to prefer more established investment firms, which could help us compete against newer entrants or investment firms that are smaller in size or offer more limited types of investment strategies.
Competition is also intense for the attraction and retention of qualified personnel. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new asset management and investment professionals and other employees and retain and motivate our existing personnel.
For additional information regarding the competitive risks that we face, please see “Part I—Item 1A. Risk Factors”.

Risk Management
Our Approach

Focus on Risk Culture Maintain an effective risk culture that aligns with our business strategy and risk appetite	Centralized Oversight and Coordination Coordinated management of common risks across business and functional groups, with consistent approaches and practices	Shared Execution Business and functional groups have primary responsibility for identifying and managing risks within their business
Managing risk is an integral and critical part of our business. We have a well-established, proactive and disciplined risk management approach that is based on clear operating methods and a strong risk management culture. We ensure that we have the necessary capacity and resilience to respond to changing environments by evaluating both current and emerging risks. A robust risk management framework and methodology, that is designed to enable comprehensive and consistent management of risk across the organization, has been implemented. We use a thorough and integrated risk assessment process to identify and evaluate risk areas across the business, including human capital, climate change, cybersecurity, liquidity, disruption, regulatory compliance and other strategic, financial, and operational risks. Management and mitigation approaches are tailored to the specific risk areas and executed by business and functional groups for their businesses and areas of responsibility, with appropriate coordination and oversight through centralized monitoring and reporting processes.
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
Centralized Oversight and Coordination
We have implemented strong governance practices to monitor and oversee our risk management program. Management committees bring together required expertise to manage key risk areas, ensuring appropriate application and coordination of risk management practices across our business and functional groups, and include the following:
•Risk Management Steering Committee: supports the overall risk management program, and coordinates risk assessment and mitigation on an enterprise-wide basis.
•Investment Committees: the respective investment committee oversees the investment process and reviews and approves investment transactions of that business group.
•Conflicts Committee: resolves potential conflict situations related to investment processes and other corporate transactions.
•Financial Risk Oversight Committee: reviews and monitors financial exposures.
•Sustainability Leadership: oversees, coordinates and implements activities related to sustainability, including reviewing current and future initiatives, and monitoring sector and market trends.
•Safety Leadership Committee: promotes a strong safety culture, monitors safety trends, and sponsors strategic initiatives related to health, safety, security and environmental matters.
•Net Zero Steering Committee: develops decarbonization targets, operationalizes decarbonization approaches and shares best practices across the organization.
•Cyber Leadership Committee: facilitates knowledge sharing, including identification and mitigation of emerging threats, and enhances collaboration to help ensure efficient use of resources and maintenance of effective cybersecurity programs across business groups.

•Disclosure Committee: oversees the public disclosure of material information.
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

Intellectual Property
BAM has a non-exclusive, royalty-free license to use the name “Brookfield” and the “Brookfield” logo. See “Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence—Trademark Sublicense Agreement”. Other than under this limited license, BAM does not have a legal right to the “Brookfield” name or the “Brookfield” logo.
Sustainability
Sustainability at Brookfield
We believe that value creation and sustainable business practices are complementary goals. Drawing on more than 100 years of experience as an owner and operator, we invest for value and seek to generate strong risk-adjusted returns for our clients across economic cycles. Our investment strategy has remained consistent throughout our history—we focus on utilizing our operational expertise to enhance long-term value through strategic and operational improvements within our operating businesses and portfolio companies.
Our Sustainability Policy codifies our longstanding strategy of integrating sustainability considerations into decision-making. It is based on the following guiding principles: mitigating the impact of our operations on the environment; striving to promote the well-being and safety of our workforce; upholding strong governance practices and acting as good corporate citizens.
For further information, we publish on our website an annual sustainability report, which provides details about our approach to integrating sustainability across our business. Our disclosures consider the Sustainability Accounting Standards Board (SASB) and Global Reporting Initiative (GRI) standards, and are aligned with the Task Force on Climate-related Financial Disclosures (TCFD) recommendations.
Sustainability Organization and Governance
Our Board oversees our business, including reviewing major strategic initiatives and receiving progress reports on the firm’s sustainability initiatives throughout the year.
Our approach to sustainability has sponsorship and oversight from the CEOs and sustainability leads of each business group, supported by senior executives. Functional leaders (i.e., Technology Services and Human Resources) are responsible for developing, implementing and monitoring relevant sustainability factors within their functional area.
Integrating Sustainability into Our Investment Process
As part of our due diligence over investments where we have control or significant influence, we seek to assess sustainability-related opportunities and risks and factor them into the overall investment decision. This includes leveraging industry guidance to identify sustainability factors most likely to materially impact the financial condition or operating performance of companies in a given sector.
Our Sustainability Due Diligence Protocol provides guidance to investment teams on assessing bribery and corruption, cybersecurity, health and safety, human rights, modern slavery and climate-related risks, among other factors. Where warranted, we perform deeper due diligence, working with internal and third-party experts, as appropriate.
Investments, other than de minimis or follow on investments, must be approved by the applicable Investment Committee. Investment teams present the Investment Committee with the merits of each transaction, its material risks, mitigants and significant opportunities for improvement, including sustainability aspects and their potential implications for investment returns. As part of each acquisition, investment teams develop a customized integration plan that encompasses, among other items, material sustainability-related matters for evaluation or implementation.

Consistent with our management approach, it is the responsibility of management teams within each portfolio company to manage sustainability opportunities and risks through the investment’s life cycle, supported by our relevant investment teams. Management teams regularly report to their respective boards of directors from both financial and operating perspectives, including key performance indicators that incorporate material sustainability factors.
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
•Entrepreneurship: Our flat organization is results-oriented—responsibility is earned based on initiative and hard work, rather than job title—and decisions are made close to the action. This principle is not uncommon, but we have encouraged our entrepreneurial spirit throughout our growth. We look for employees who have a passion not only for what they do but also for what the firm does. The shared values of ownership extend beyond helping the company succeed or generate more revenue. It means caring about the little things as well, such as not wasting money and treating everyone with respect.
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
Website and Available Information
Our website address is https://bam.brookfield.com. Information on our website is not incorporated by reference herein and is not a part of this report. We make available free of charge on our website or provide a link on our website to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to our website, and then visit the “SEC Filings” section under the “Reports & SEC Filings” tab. These reports and the other documents we file with the SEC are available at a website maintained by the SEC at www.sec.gov. You can also access them on the CSA website at www.sedarplus.ca.
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
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors, in addition to other information set forth in this Annual Report. If any of the following risks were actually to occur, our business, financial condition and results of operations and the prospects and value of the Class A Shares would likely be materially impacted.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting to give our stakeholders assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in conformity with U.S. GAAP. However, the process for establishing and maintaining adequate internal control over financial reporting has inherent limitations, including the possibility of human error. In addition, we may exclude recently acquired companies from our evaluation of internal controls.
Our internal control over financial reporting may not prevent or detect misstatements in our financial disclosures on a timely basis, or at all. Some of these processes may be new for certain subsidiaries in our structure, and in the case of acquisitions, may take time to be fully implemented.
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
As at December 31, 2025, the results of our asset management business are consolidated into BAM's financial statements. However, as a result of the 2025 Arrangement, management has excluded from its evaluation the internal control over financial reporting of our asset management business. The total assets, net assets, total revenues and net income subject to our asset management business’ internal control over financial reporting of the consolidated financial statement amounts as of and for the year ended December 31, 2025 are disclosed in “Part II—Item 9A. Controls and Procedures” in this report.

If BAM or our auditors were to conclude that our internal control over financial reporting were not effective in respect of any reporting period, investors could lose confidence in our reported financial information and the price of our Class A Shares could decline. Our failure to achieve and maintain effective internal controls could have a materially adverse effect on our business, our ability to access capital markets and our reputation. In addition, material weaknesses in our internal controls could require significant expense and management time to remediate.
Investors may find it difficult or impossible to effect service of process and enforce judgments against us, our directors and our executive officers.
BAM is headquartered in New York, NY, but some of its officers and directors are not residents of the U.S., and a portion of the assets of BAM and said persons are located outside the U.S.. As a result, it may be difficult for U.S. investors to: (i) effect service of process within the U.S. upon BAM or those directors and officers who are not residents of the U.S.; or (ii) realize in the U.S. upon judgments of courts of the U.S. predicated upon the civil liability provisions of the U.S. federal securities laws. Investors outside of the U.S. will similarly find it difficult to enforce judgments obtained outside of the U.S.
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
Our business is not only regulated in the U.S., but also in other jurisdictions where we conduct operations including, but not limited to, the E.U., the U.K., Canada, Brazil, Colombia, Australia, India and South Korea. Similar to the environment in the U.S., our business and how we market in jurisdictions outside the U.S. have become subject to further regulation. Governmental agencies around the world have proposed or implemented a number of initiatives and additional rules and regulations that could adversely affect our business and our managed assets, and governmental agencies may propose or implement further rules and regulations in the future. These rules and regulations may impact how we market in these jurisdictions and introduce compliance obligations with respect to disclosure and transparency, as well as restrictions on investor participation and distributions. Such regulations may also prescribe certain capital requirements on our managed assets, and conditions on the leverage our managed assets may employ and the liquidity these managed assets must have. Compliance with additional regulatory requirements will impose additional restrictions and expenses for us and could reduce our operating flexibility and fundraising opportunities.
The broker-dealer side of our managed assets is regulated by the SEC, the various Canadian provincial and territorial securities commissions and administrators, as well as self-regulatory organizations, including the Financial Industry Regulatory Authority in the U.S. These regulatory bodies may conduct administrative or enforcement proceedings that can result in censure, fine, suspension or expulsion of a broker-dealer, its directors, officers or employees. Such proceedings, whether or not resulting in adverse findings, can require substantial expenditures and can have an adverse impact on the reputation of a broker-dealer.
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
Most of our funds rely on Rule 506 of Regulation D under the Securities Act to raise capital from investors. Rule 506 is not available to issuers deemed to be “bad actors” under Rule 506 if a covered person of the issuer has been the subject to certain criminal, civil or regulatory disqualifying events. Covered persons include, among others, the issuer, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities. If one or more of our funds were to lose the ability to rely on the Rule 506 exemption because a covered person has been the subject of a disqualifying event, our business, financial condition and results of operations could be materially and adversely affected.

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
We are subject to a number of laws and regulations governing payments and contributions to public officials or other third parties both domestically and in respect of managed assets abroad, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), various federal and state corruption laws, and similar laws in non-U.S. jurisdictions, such as the U.K. Bribery Act 2010, the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”) and Part IV of the Criminal Code (Canada), the Brazilian Clean Companies Act, the Australian Criminal Code Act 1995, the Indian Prevention of Corruption Act 1988, and the Bermudian Bribery Act 2016. This global focus on anti-bribery and corruption enforcement may also lead to more investigations, both formal and informal, in this area, the results of which cannot be predicted.
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
We are also subject to laws and regulations governing trade and economic sanctions. The Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by our managed assets or other controlled investments. Some of these regulations provide that penalties can be imposed on us for the conduct of our managed assets, even if we have not ourselves violated any regulation. Similar laws in non-U.S. jurisdictions, such as the Special Economic Measures Act (Canada), the United Nations Act (Canada) and the Justice for Victims of Corrupt Foreign Officials Act (Canada), and E.U. sanctions, may also impose restrictions or requirements on us or our managed assets. Anti-corruption, anti-money laundering, economic sanctions, and trade control laws imposed by non-U.S. jurisdictions, such as E.U. and U.K. sanctions or blocking statutes and the U.K. Bribery Act, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. In February 2022, the U.S. and other countries began imposing meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. We and our managed assets are required to comply with these and potentially additional sanctions imposed by the U.S. and by other countries, for which the full costs, burdens and limitations on our business and prospects are currently unknown and may become significant.
In addition, the U.S. and many non-U.S. countries that have laws designed to protect national security or to restrict foreign direct investment. For example, under the United States Foreign Investment Risk Review Modernization Act of 2018, the Committee on Foreign Investment in the United States has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the U.S. Many non-U.S. jurisdictions have similar laws. For example, the E.U. has adopted an E.U.-wide mechanism to screen foreign investment on national security grounds and most E.U. member states now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal E.U. market.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and similar laws in other jurisdictions impose rules and regulations governing oversight of the over-the-counter derivatives market and its participants. These regulations may impose additional costs and regulatory scrutiny on us. If our derivative transactions are required to be executed through exchanges or regulated facilities, we will face incremental collateral requirements in the form of an initial margin and require variation margin to be cash settled on a daily basis. Such an increase in margin requirements (relative to bilateral agreements) or a more restricted list of securities that qualify as eligible collateral, would require us to hold larger positions in cash and treasuries, which could reduce income. We cannot predict the effect of changing derivatives legislation on our hedging costs, our hedging strategy or its implementation, or the risks that we hedge. Regulation of derivatives may increase the cost of derivative contracts, reduce the availability of derivatives to protect against operational risk and reduce the liquidity of the over-the-counter derivatives market, all of which may reduce our use of derivatives and result in the increased volatility and decreased predictability of our cash flows.
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
We are subject to geopolitical uncertainties in all jurisdictions in which we operate. We make investments in businesses that are based outside of the U.S. and we may pursue investments in unfamiliar markets, which may expose us to additional risks not typically associated with investing in the U.S.. We may not properly adjust to the local culture and business practices in such markets, and there is the prospect that we may hire personnel or partner with local persons who might not comply with our culture and ethical business practices; either scenario could result in the failure of our initiatives in new or existing markets and lead to financial losses for us and our managed assets. There are risks of political instability and significant changes in laws and policies in several of our major markets and in other parts of the world in which we conduct business from factors such as political conflict, tariffs and other protectionist trade policies, including the encouragement of the onshoring of manufacturing in the U.S. and other countries, income inequality, refugee migration, terrorism, armed conflict, the potential break-up of countries or political-economic unions and political corruption; the materialization of one or more of these risks could negatively affect our financial performance.
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
Our managed assets are impacted by inflationary pressures. While inflationary pressures eased in 2025 across many jurisdictions, past price increases continue to affect households and weigh on confidence and spending power. Increased tariffs, retaliatory actions and trade barriers, as well as increased geopolitical risks, add uncertainty to the long-term outlook for inflation and interest rates and a reacceleration of inflation could trigger a reversal in recent interest rate decreases. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world. Interest rate risk poses a significant market risk to us as a result of interest rate-sensitive assets and liabilities held by us and our managed assets. Higher interest rates or elevated interest rates for a sustained period could also result in an economic slowdown. Economic contraction or further deceleration in the rate of growth in certain industries, sectors or geographies may contribute to poor financial results at our managed assets. While regulated and contractual arrangements in our managed assets can provide significant protection against inflationary pressures, any sustained upward trajectory in the inflation rate may still have an impact on our managed assets and our investors, and could impact our ability to source suitable investment opportunities, match or exceed prior investment strategy performance and secure attractive debt financing, all of which could adversely impact our managed assets and our growth and capital recycling initiatives.
Catastrophic events (or combination of events), such as earthquakes, tornadoes, floods, wildfires, pandemics/epidemics, climate change, military conflict/war or terrorism/sabotage, could adversely impact our financial performance.
Our managed assets could be exposed to the effects of catastrophic events, such as severe weather conditions, natural disasters, major accidents, pandemics/epidemics, acts of malicious destruction, climate change, war/military conflict or terrorism, which could materially adversely impact our operations.
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
Natural disasters and ongoing changes to the physical climate in which we and our managed assets operate may have an adverse impact on our business, financial position, results of operations or cash flows. Changes in weather patterns or extreme weather (such as floods, wildfires, droughts, hurricanes and other storms) may negatively affect our managed assets’ operations or damage assets that we may own or develop. Further, rising sea levels and/or other types of flooding could, in the future, affect the value of any coastal or other real assets and businesses that we may manage. Climate change may increase the frequency and severity of severe weather conditions and may change existing weather patterns in ways that are difficult to anticipate. Responses to and impacts from these changes could result in lower revenues and/or higher costs, such as the imposition of new property taxes, limited availability of insurance, increases in insurance rates or additional capital or operating expenditures.
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
There is increasing stakeholder interest in sustainability considerations and how they are managed. Sustainability considerations include climate change, human capital and labor management, corporate governance, diversity and privacy and data security, among others. Certain investors and lenders are incorporating sustainability considerations into their investment or lending process, respectively, alongside traditional financial considerations. Investors or potential investors may not invest in all our products given certain industries in which we operate. If we are unable to successfully integrate sustainability considerations into our practices, we may incur a higher cost of capital, lower interest in our debt securities and/or equity securities or otherwise face a negative impact on our business, operating results and cash flows and result in reputational damage.
Certain of our managed assets may be subject to compliance with laws, regulations, regulatory rules and/or guidance relating to sustainability, and any failure to comply with these laws, regulations, regulatory rules and/or guidance could expose us to material adverse consequences, including loss, limitations on our ability to undertake licensable business, legal liabilities, financial and non-financial sanctions and penalties, and/or reputational damage. Sustainability requirements imposed by jurisdictions in which we do business, such as the E.U. Sustainable Finance Disclosure Regulation (2019/2088), could (a) result in additional compliance costs, disclosure obligations or other implications or restrictions; and/or (b) impact our established business practices, cost base and, by extension, our profitability.
Sustainability-related requirements and market practices differ by region, industry and issue and are evolving dynamically, and the sustainability requirements applicable to us, our managed assets or our assessment of such requirements or practices may change over time. Under emerging sustainability requirements, we may be required to classify our businesses against, or determine the alignment of underlying investments under, sustainability-related legislative and regulatory criteria and taxonomies, some of which can be open to subjective interpretation. Our view on the appropriate classifications may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. A change to the relevant classification may require further actions to be taken, for example, it may require further disclosures, or it may require new processes to be set up to capture data, which may lead to additional cost, disclosure obligations or other implications or restrictions.
The transition to a lower-carbon economy has the potential to be disruptive to traditional business models and investment strategies. Efforts to limit climate change may give rise to changes in regulations, reporting and consumer sentiment that could have a negative impact on our existing operations by increasing the costs of operating our business or reducing demand for our products and services. The adverse effects of climate change and related regulation at state, provincial, federal or international levels could have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Health, safety and environmental laws and regulations can change rapidly and significantly, and we and/or our managed assets may become subject to more stringent laws and regulations in the future. The occurrence of any adverse health, safety or environmental event, or any changes or additions to, or more rigorous enforcement of, health, safety and environmental standards, licenses, permits or other approvals could have a significant impact on operations and/or result in material expenditures.
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
We rely on the use of technology and information systems, many of which are controlled by third-party service providers, which may not be able to accommodate our growth or may increase in cost and may become subject to cyber-terrorism or other compromises and shutdowns, and any failures or interruptions of these systems could adversely affect our businesses and results of operations.
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
We rely heavily on certain financial, accounting, communications and other data processing systems. We collect, store and use large amounts of sensitive information, including personally identifiable information, through our information technology systems. Our information technology systems face ongoing cybersecurity and cyber-terrorism threats and attacks, which could result in the failure of such infrastructure. We may in the future be subject to cyber-terrorism or other cybersecurity risks or other breaches of information technology security, noting the increasing frequency, sophistication and severity of these kinds of incidents. In particular, our information technology systems may be subject to cyber-terrorism intended to obtain unauthorized access to our proprietary information, personally identifiable information or to client or third-party data stored on our systems, destroy or disable our data, and/or that of our business partners, disclose confidential data in breach of data privacy legislation, disable, degrade or sabotage our systems, through the introduction of computer viruses, cyber-attacks and other means. Such attacks could originate from a wide variety of sources, including internal actors or unknown third parties. Further, unauthorized parties may also gain physical access to our facilities and infiltrate our information systems or attempt to gain access to information and data. The sophistication of these threats continue to evolve and grow, including the risk associated with the use of emerging technologies, such as AI and quantum computing, for nefarious purposes. We cannot predict what effects such cyber-attacks or compromises or shutdowns may have on our business and on the privacy of the individuals or entities affected, and the consequences could be material. Cyber incidents may remain undetected for an extended period, which could exacerbate these consequences. The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. A significant actual or potential theft, loss, corruption, exposure, fraudulent, unauthorized or accidental use or misuse of investor, policyholder, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation and regulatory actions against us by governments, various regulatory organizations or exchanges, or affected individuals, in addition to significant reputational harm and/or financial loss, and it may not be possible to recover losses suffered from such incidents under our insurance policies.
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
Data protection and privacy rules have become a focus for regulators globally. For instance, the European General Data Protection Regulation (“GDPR”) sets out data protection rules for individuals that are residents of the E.U. The GDPR imposes stringent rules and penalties for non-compliance. Other countries where we operate are enacting or amending data protection, AI and other technology laws to empower regulators to impose financial penalties and injunctions on certain data processing activities, which could have an adverse effect on our business.
AI may be used more effectively by our competitors and our employees or third parties may inappropriately use the technology.
Developments in AI, including machine learning technology and generative AI, and their impact on the private investment and financial services sectors are rapidly evolving. The full extent of the risks associated with AI, as well as the legal and regulatory frameworks within which they will operate across jurisdictions, is impossible to predict. Given the substantial uncertainty about the extent to which AI will create dramatic changes throughout the world, we may not be able to anticipate or mitigate all of the potential risks.
Our competitors may be more successful than us in the development and implementation of AI and, if we are unable to adequately advance our capabilities in these areas or do so at a slower pace than our competitors, we may be at a competitive disadvantage.
As the use of AI increases, there is a risk that it may be used or relied upon inappropriately by our employees or third parties that we engage in carrying out their responsibilities.
Furthermore, AI technologies may produce inaccurate, incomplete, biased, or non-explainable outputs, or rely on data that is flawed, improperly sourced, restricted, or subject to privacy or confidentiality obligations. This could adversely impact us and our operations to the extent that we rely on the work product of such AI in such operations.
The misuse or misappropriation of our data through the use of AI could also have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
Additionally, increased reliance on third-party AI technologies may also expose us to security vulnerabilities, limitations in our ability to monitor or control model behavior, and uncertainty regarding the ownership or licensing of intellectual property associated with AI-generated outputs.
Finally, any failure to appropriately govern the development, deployment, or use of AI could result in regulatory scrutiny, legal liability, financial loss, or reputational harm.
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
For economic efficiency and other reasons, Brookfield may enter into insurance policies as a group that are intended to provide coverage for the entire group. Where group policies are in place, any payments under such policy could have a negative impact on other entities covered under the policy as they may not be able to access adequate insurance in the event it is needed. While management attempts to design coverage limits under group policies to ensure that all entities covered under a policy have access to sufficient insurance coverage, there are no guarantees that these efforts will be effective in obtaining this result.
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
In addressing these conflicts, we have implemented a variety of policies and procedures; however, there can be no assurance that these will be effective at mitigating actual, potential or perceived conflicts of interest in all circumstances, or will not reduce the positive synergies that we seek to cultivate. It is also possible that actual, potential or perceived conflicts of interest, if not properly addressed, could give rise to investor dissatisfaction, litigation, regulatory enforcement actions or other detrimental outcomes. See “Risks Relating to BAM — Our organizational and ownership structure may create conflicts of interest that may be resolved in a manner that is not in our best interests or the best interests of our shareholders”.
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
Part of BAM’s growth strategy involves seeking acquisition opportunities. We will face competition for acquisitions, including from our competitors, many of whom will have greater financial resources than us. There can be no assurance that we will identify and successfully complete acquisitions that will advance our growth strategy, or at all. Any strategic acquisition will likely involve some or all of the following risks, which could materially and adversely affect our business, financial condition or results of operations: the difficulty of integrating the acquired operations and personnel into our current operations; potential disruption of our current operations; diversion of resources, including our management’s time and attention; the difficulty of managing the growth of a larger organization; the risk of entering markets in which we have little experience; the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to the new enterprise; the risk of environmental or other liabilities associated with the acquired business; and the risk of a change of control resulting from an acquisition triggering rights of third parties or government agencies under contracts with, or authorizations held by, the managed assets being acquired. It is possible that due diligence investigations into businesses being acquired may fail to uncover all material risks, or to identify a change of control trigger in a material contract or authorization, or that a contractual counterparty or government agency may take a different view on the interpretation of such a provision to that taken by us, thereby resulting in a dispute.
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
Even if our direct participation is intended to be of a temporary nature, we may be unable to syndicate, assign or transfer its interest or commitment as our asset management business intended and therefore may be required to take or keep ownership of assets or securities for an extended period. This would increase the amount of our asset management business’ own capital deployed to certain assets and could have an adverse impact on our asset management business’ liquidity, which may negatively impact its ability to meet other financial commitments.
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
Our revenue, net income and cash flow can vary materially due to our reliance on incentive distributions and performance-based returns, such as carried interest. We may experience fluctuations in our results, including our revenue and net income, from quarter to quarter due to a number of other factors, including timing of realizations, changes in the valuations of our funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn cause our dividend and our ability to pay dividends to fluctuate and lead to large adverse movements or general increased volatility in the price of the Class A Shares. We also do not provide any guidance regarding our expected quarterly and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in the Class A Shares.
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
The varying frequency of payments of our different funds and strategies will contribute to the volatility of our cash flow. Furthermore, we earn this incentive income only if the NAV of a vehicle has increased or, in the case of certain vehicles, increased beyond a particular return threshold, or if the vehicle has earned a net profit. Certain of these vehicles also have “high water marks” whereby we do not earn incentive income during a particular period even though the vehicle had positive returns in such period as a result of losses in prior periods. If one of these vehicles experiences losses, we will not earn incentive income from it until it surpasses the previous high water mark. The incentive income we earn is therefore dependent on the NAV or the net profit of the vehicle, which could lead to significant volatility in our results.
Our access to retail investors and selling retail directed products in numerous jurisdictions opens us up to potential litigation and regulatory enforcement risks.
In 2021, we created a business group in partnership with Oaktree to serve the global wealth management channel, delivering access to Brookfield and Oaktree’s private and public funds. In October 2025, Brookfield and Oaktree announced that they have agreed on a proposed transaction whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own. Our goal is to increase the number and type of investment products we offer to high-net-worth individuals and mass affluent investors in the U.S. and other jurisdictions around the world. In some cases, our unregistered funds are distributed to retail investors indirectly through third-party managed vehicles sponsored by brokerage firms, private banks or third-party feeder providers, and in other cases directly to the qualified clients of private banks, independent investment advisors and brokers. In other cases, we create investment products specifically designed for direct investment by retail investors in the U.S., some of whom are not accredited investors, or similar investors in non-U.S. jurisdictions, including in Europe. Such investment products are regulated by the SEC in the U.S. and by other similar regulatory bodies in other jurisdictions.
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
Risks Relating to our Organizational and Ownership Structure
BN exercises substantial influence over BAM.
BN owns approximately 73% of the Class A Shares. As a result, for so long as BN maintains a significant voting interest in BAM, it will have the ability to exert substantial influence over many matters affecting BAM’s business, including: (i) the composition of the Board of Directors of BAM and, through such Board, any determinations with respect to the business plans and policies of BAM, including the appointment and removal of its officers; (ii) determinations with respect to acquisitions of businesses, mergers or other business combinations; and (iii) BAM’s capital structure, including financing activities.
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
BN is not required to maintain any ownership level in BAM and may sell the Class A Shares it owns to a third party without the consent of BAM shareholders. Similarly, if a third party were to acquire a significant ownership of BN’s Class A Shares and appoint new directors or officers of its own choosing, it would be able to exercise substantial influence over BAM’s policies and procedures and exercise substantial influence over BAM’s management. Such changes could result in BAM’s capital being used to make acquisitions in which BN has no involvement or to make acquisitions that are substantially different from those targeted by BAM’s current growth strategy. Additionally, BAM cannot predict with any certainty the effect that changes in the ownership of BN would have on the trading price of the Class A Shares or its ability to raise capital or make investments in the future, because such matters would depend to a large extent on the identity of the new owner and the new owner’s intentions with regard to BAM. As a result, BAM’s business, financial condition and results of operations may suffer.
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
If BAM is classified as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes, a U.S. taxpayer that owns Class A Shares could be subject to adverse tax consequences, including a greater tax liability than might otherwise apply, an interest charge on certain taxes deemed deferred as a result of BAM’s non-U.S. status, and additional U.S. tax reporting obligations. In general, a non-U.S. corporation will be a PFIC for a taxable year if, taking into account the income and assets of certain of its affiliates, (i) 75% or more of its gross income for such year constitutes passive income or (ii) 50% or more of its assets during such year produce or are held for the production of, passive income. Passive income generally includes interest, dividends, and other investment income.
Based on its current and expected income, assets, and activities, BAM does not expect to be classified as a PFIC for the current taxable year or in the foreseeable future. However, the determination of whether BAM is a PFIC depends upon the composition of its income and assets and the nature of its activities from time to time and must be made annually as of the close of each taxable year. The PFIC determination also depends on the application of complex U.S. federal income tax rules that are subject to differing interpretations. Thus, there can be no assurance that BAM will not be classified as a PFIC for any taxable year, or that the Internal Revenue Service or a court will agree with BAM’s determination as to its PFIC status. Holders of Class A Shares that are U.S. taxpayers are urged to consult their tax advisers regarding the application of the PFIC rules, including the related reporting requirements and the advisability of making any available election under the PFIC rules, with respect to their ownership and disposition of Class A Shares.
Changes in Canadian federal income tax law might adversely affect BAM and/or holders of Class A Shares.
There can be no assurance that Canadian federal income tax laws, the judicial interpretation thereof, or the administrative policies and assessing practices of the Canada Revenue Agency (“CRA”) will not be changed in a manner that adversely affects BAM and/or holders of Class A Shares. Any such developments could have a material adverse effect on the holders of Class A Shares or our business, financial condition and results of operations.
Reassessments by tax authorities or changes in tax laws could create additional tax costs for us.
We operate in countries with differing tax laws and tax rates. Our tax reporting is consistent with the tax laws in the countries in which we operate and the application of tax treaties between the various countries in which we operate. Our income tax reporting is subject to audit by tax authorities in the countries in which we operate. Our effective tax rate may change from year to year, based on changes in the mix of activities and income earned among the different jurisdictions in which we operate, changes in tax laws in these jurisdictions, changes in the tax treaties between the countries in which we operate, changes in our eligibility for benefits under those tax treaties, and changes in the estimated values of deferred tax assets and liabilities. Tax laws, regulations and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Such changes could result in a substantial increase in the effective tax rate on all or a portion of our income.
Governments around the world increasingly seek to regulate multinational companies and their use of differential tax rates between jurisdictions. This effort includes a greater emphasis by various nations on coordinating and sharing information regarding companies and the taxes they pay. A number of countries across the globe have also agreed to implement a “two pillar” plan for global tax reform, developed by the OECD/G20 Inclusive Framework on BEPS, to address perceived base erosion and profit shifting (“BEPS”) by some multinational groups. Governmental taxation reforms, policies and practices could adversely affect us and, depending on the nature of such reforms, policies and practices, including the implementation of the BEPS proposals in the jurisdictions in which we operate, could have a greater impact on us than on other companies. As a result of this increased focus on the use of tax planning by multinational companies, our company could be subject to negative media coverage, which may adversely impact our reputation.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Governance
Cybersecurity at our company is overseen by our Board, the Audit Committee and management, and such oversight is also carried out through our Enterprise Information Security Policy (“EISP”).
The Audit Committee of our Board is responsible for overseeing risk management strategies that are specific to our company, including reviewing management’s assessment of the current and emerging risks and related mitigation strategies across financial and non-financial risks, including cybersecurity risks. Regular reports and updates on cybersecurity risks are made to senior management of BAM.
Pursuant to the EISP, executive management has appointed a Chief Information Security Officer (“CISO”), who works closely with senior management, legal counsel and external counsel to develop and monitor our data protection, privacy and cybersecurity program and policies. The CISO provides periodic reports to the Audit Committee, which subsequently reports to the Board about data protection and cybersecurity risks and issues. The CISO has over 20 years’ experience in cybersecurity oversight, holds a Bachelor's Degree in Computer Science and Economics from York University and holds a number of information security certifications, including: CISSP, CISM and CISA.
Cybersecurity Risk Management and Strategy
We have a cybersecurity program for assessing, identifying, and managing material risks from cybersecurity threats. This includes compliance with the EISP. Our cybersecurity program performance and effectiveness are also frequently assessed and audited internally and by third parties.
We believe our cybersecurity program is reasonably designed to materially protect the integrity and availability of our information and technology. This program addresses information security governance, employee security and data privacy awareness and training, relevant access and end-point security, vulnerability management, penetration testing, security monitoring and incident response, and recovery from operational disruption. We use technologies to optimize our security risk detection and response capabilities, in addition to access controls and anti-malware protections. Data protection technology is deployed and monitored. We believe our practices align with the NIST Cybersecurity Framework in meeting and exceeding the industry average in cybersecurity practice.
When we engage third parties, we have policies and processes to assess and govern their access and services, and manage the related risks affecting Brookfield's information and technology. For example, all third-party access must be authorized and have a legitimate business need. Prior to authorization and granting access, the terms and conditions of such access must be agreed to as part of a formal agreement or contract. In addition, all authorized third-party access must be limited, monitored and controlled as appropriate.
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
In 2025, we undertook the following initiatives: completed a complex network transition to Secure Access Service Edge (SASE) network technology with enhanced zero-trust based security implemented globally; further enhanced our vulnerability management and attack surface reduction capabilities; continued improving our data protection by implementing ransomware protected backup technology; continued mandatory cybersecurity education and increasingly difficult phishing simulations for all employees.
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
ITEM 2. PROPERTIES
Our principal executive office is located at Brookfield, 225 Liberty Street, 8th Floor, New York, NY. We also lease space for our other offices in North America, South America, Europe, Middle East, and Asia-Pacific. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of BAM's legal proceedings, see the section entitled “Litigation” appearing in Note 21, “Commitments and Contingencies” in BAM's consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Class A Shares are listed on each of the NYSE and TSX under the symbol “BAM”.
As at February 23, 2026, the following shares of BAM were issued and outstanding: 1,638,147,590 Class A Shares; 21,280 Class B Shares; and no Class A Preferred Shares.
The number of holders of record of our Class A Shares as at February 23, 2026 was 7,404. This does not include the number of shareholders that hold shares in “street name” through banks or broker-dealers. The BAM Partnership is the sole holder of the Class B Shares outstanding.
Dividend Policy
Class A Shares and Class B Shares
The declaration and payment of dividends on the Class A Shares and Class B Shares are at the discretion of the Board. Dividends on the Class A Shares and Class B Shares are paid quarterly, at the end of March, June, September and December of each year. We intend to pay out at least approximately 90% of our Distributable Earnings to shareholders quarterly and reinvest the balance back into the business. Dividends will be variable and will change in line with the growth of Distributable Earnings.
Registered holders of our Class A Shares who are resident in Canada have the opportunity to acquire additional Class A Shares by reinvesting all or a portion of their cash dividend without paying commissions through our Dividend Reinvestment Plan (the “DRIP”). The DRIP is currently not available for registered shareholders of our Class A Shares who are resident in the U.S. Pursuant to our DRIP, registered holders of our Class A Shares who are resident in Canada may also elect to receive their dividends in the form of newly issued Class A Shares at a price equal to the NYSE volume-weighted average price (as determined in accordance with the DRIP) multiplied by an exchange factor which is calculated as the average daily exchange rate as reported by the Bank of Canada during each of the five trading days immediately preceding the relevant investment date.
The following table summarizes the dividends paid per share for the periods indicated on the Class A Shares and the Class B Shares, all expressed in U.S. dollars.

	2025	2024
First Quarter	$0.4375	$0.38
Second Quarter	0.4375	0.38
Third Quarter	0.4375	0.38
Fourth Quarter	0.4375	0.38
	$1.75	$1.52
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
Certain Canadian Federal Income Tax Considerations for U.S. Residents
The following is a summary of the principal Canadian federal income tax considerations generally applicable under the Income Tax Act (Canada) (together with the regulations thereto, the “Tax Act”) to a beneficial holder of Class A Shares who, for the purposes of the Tax Act and the Canada-United States Income Tax Convention (1980) (the “Treaty”), and at all relevant times, (i) is not and is not deemed to be a resident in Canada, (ii) is a resident of the U.S. for the purposes of the Treaty and is entitled to the full benefits thereunder, (iii) holds all Class A Shares as capital property, (iv) deals at arm’s length with and is not affiliated with BAM, (v) does not use or hold and is not deemed to use or hold Class A Shares in connection with a business carried on in Canada, (vi) is not an insurer carrying on an insurance business in Canada and elsewhere, and (vii) is not an “authorized foreign bank” (as defined in the Tax Act) (each such holder, a “U.S. Resident Holder”). Generally, the Class A Shares will be considered to be capital property to a U.S. Resident Holder provided the U.S. Resident Holder does not hold such shares in the course of carrying on a business of trading or dealing in securities and has not acquired them in one or more transactions considered to be an adventure or concern in the nature of trade.
This summary is based on the provisions of the Tax Act and the Treaty in force on the date hereof, all proposals to amend the Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Tax Proposals”), and the current administrative policies and assessing practices of the CRA published in writing prior to the date hereof. This summary assumes that all Tax Proposals will be enacted in the form proposed, but no assurance can be given that the Tax Proposals will be enacted in the form proposed or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, administrative, or judicial action or decision, nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein. This summary is not exhaustive of all possible Canadian federal income tax consequences that may affect U.S. Resident Holders. U.S. Resident Holders should consult their own tax advisors.
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
Dividends on the Class A Shares
Dividends paid or credited, or deemed to be paid or credited, on Class A Shares by BAM to a U.S. Resident Holder will be subject to Canadian withholding tax under Part XIII of the Tax Act at the rate of 25%, subject to a possible reduction under the provisions of the Treaty. Under the Treaty, the rate of Canadian withholding tax applicable to a dividend paid on a Class A Share to a U.S. Resident Holder who is a resident of the U.S. for purposes of the Treaty, beneficially owns the dividend and is fully entitled to the benefits of the Treaty, will generally be reduced to 15% (or 5% in certain cases where such U.S. Resident Holder is a corporation that beneficially owns at least 10% of BAM’s voting shares). Additionally, such dividends will be generally exempt from Canadian withholding tax for a U.S. Resident Holder who is fully entitled to the benefits of the Treaty, is generally exempt from income taxation in the U.S., and is operated exclusively to administer or provide pension, retirement or employee benefits. U.S. Resident Holders should consult their own tax advisors in this regard.
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

Share Repurchases in the Fourth Quarter of 2025
As at December 31, 2025, there were 30,574,734 Class A Shares remaining for further repurchases under BAM's former share repurchase program, which expired on January 12, 2026. Under BAM's current share repurchase program, 36,946,177 Class A Shares can be repurchased and as at February 23, 2026, there were 35,293,625 Class A Shares remaining for further repurchases.
Under our current repurchase program, BAM is authorized to repurchase Class A Shares from time to time in open market transactions. The timing, manner, price and amount of any Class A Share repurchases will be determined by BAM in its discretion and will depend on a variety of factors, including legal requirements, price and economic and market conditions. The current repurchase program expires on January 12, 2027 or until the maximum approved number of shares has been purchased. The program does not require BAM to repurchase any specific number of Class A Shares, and the program may be suspended, extended, modified or discontinued at any time.

Issuer Purchases of Class A Shares[1] (amounts in millions, except share and per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	1,378,200	$55.84	1,378,200	33,465,152
November 1, 2025 to November 30, 2025[2]	2,327,118	$51.62	2,427,118	31,038,034
December 1, 2025 to December 31, 2025	463,300	$52.62	463,300	30,574,734
Total through December 31, 2025	4,168,618	$53.13	4,268,618	30,574,734
1.Includes repurchases of Class A Shares on the NYSE, unless otherwise indicated.
2.An additional 100,000 Class A Shares were repurchased on the TSX at an average price of C$73.82 per share.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with BAM's consolidated financial statements and the related notes included within this Annual Report.
This section of the Annual Report discusses activity as of and for the years ended December 31, 2025 and 2024. For discussion on activity for the year ended December 31, 2024 and period-over-period analysis on results for the year ended December 31, 2024 to 2023, refer to Part II, “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended December 31, 2024, which specific discussion is incorporated herein by reference.
Business Environment
In 2025, global GDP growth is estimated to have risen by 3.2% compared to 3.3% in 2024. Economic activity continued to be supported by easing inflationary pressures, resilient employment conditions, and the gradual normalization of monetary policy across most advanced economies. Labor markets continued to rebalance, though unemployment rates generally remained low by historical standards. Headline inflation in most advanced economies remained near central bank targets, with services inflation and wage growth proving more persistent.
Divergences in economic performance across regions persisted in 2025. The U.S. and parts of Asia continued to outperform, supported by domestic demand and investment, while growth in the Eurozone, the United Kingdom, and China remained comparatively subdued due to structural constraints and weaker demand.
U.S. economic growth slowed modestly in 2025 to 2.1% from the elevated pace of 2.8% recorded in 2024. Inflation continued to ease, with core measures trending lower over the year. Labor market conditions cooled gradually, reflected in declining job openings and improved labor force participation. The unemployment rate increased modestly but remained low by historical standards, indicating a decelerating yet resilient labor market.
Monetary policy normalization continued across most developed markets in 2025. Following the initiation of easing cycles in 2024, central banks generally adopted a more measured pace of rate adjustments, balancing progress on inflation against financial stability considerations and elevated fiscal issuance. Policy rates across advanced economies ended the year below peak levels but remained above pre‑pandemic norms.
In the U.S., the Federal Reserve continued its easing cycle with 75 basis points of cuts in 2025, in line with improving inflation dynamics and moderating growth. Treasury yields remained volatile, reflecting shifting expectations for the terminal policy rate, fiscal supply dynamics, and global demand for safe assets.
Elsewhere, the European Central Bank and the Bank of England continued gradual easing, while the Bank of Japan proceeded cautiously following the exit from negative interest rate policy. Monetary policy outcomes in emerging markets varied, reflecting differences in inflation trajectories, currency pressures, and domestic growth conditions.
Credit market conditions remained constructive in 2025. Investment grade and high yield credit spreads stayed tight by historical standards, despite episodic volatility driven by macroeconomic data releases and geopolitical developments. Primary market issuance remained supported by refinancing activity and sustained investor demand for income‑oriented assets.
In 2025, equity markets delivered strong returns following the robust performance seen in prior years. The S&P 500 posted a total return of ~17.9% and reached new all-time highs, supported by easing monetary policy and resilient corporate earnings. The Nasdaq Composite and Nasdaq-100 also registered notable gains of about ~21%, driven by strength in technology and growth sectors. International equity markets outperformed U.S. benchmarks, with broad global indices such as the MSCI All Country World ex-U.S. and other developed market indices rising by ~30%.
Global merger and acquisition activity improved further in 2025, supported by lower financing costs and improved corporate confidence. The rebound was global, with strong growth in the number and value of deals in the U.S., Asia, Europe, the Middle East and Africa. The global initial public offering market showed signs of recovery and stabilization during 2025, with total proceeds increasing compared with the prior year across a broad range of sectors.
Political developments continued to influence the global macroeconomic backdrop in 2025 following political elections in 2024. Markets adjusted to evolving policy priorities in the U.S., Europe, and parts of Asia. While financial markets remained relatively resilient, uncertainty related to fiscal policy, geopolitics, and trade dynamics continued to affect investor sentiment and capital allocation decisions.
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

Review of Financial Results
Income Statement Analysis
Consolidated Statements of Operations
The following table summarizes the consolidated statements of operations for BAM for the years ended December 31, 2025, 2024 and 2023:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Revenues
Base management and advisory fees	$3,384	$2,957	$2,766	$427	$191
Incentive fees	560	424	376	136	48
Investment income
Carried interest allocations
Realized	—	25	51	(25)	(26)
Unrealized	209	(9)	348	218	(357)
Total investment income	209	16	399	193	(383)
Interest and dividend revenue	98	143	172	(45)	(29)
Interest and dividend revenue of consolidated funds	31	—	—	31	—
Other revenues	535	440	349	95	91
Total revenues	4,817	3,980	4,062	837	(82)
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(1,373)	(1,154)	(1,048)	(219)	(106)
Other operating expenses	(354)	(347)	(342)	(7)	(5)
General, administrative and other	(56)	(64)	(56)	8	(8)
Total compensation, operating, and general and administrative expenses	(1,783)	(1,565)	(1,446)	(218)	(119)
Carried interest allocation compensation
Realized	(155)	(69)	(26)	(86)	(43)
Unrealized	9	(24)	(60)	33	36
Total carried interest allocation compensation	(146)	(93)	(86)	(53)	(7)
Interest expense	(87)	(22)	(14)	(65)	(8)
Interest expense of consolidated funds	(28)	—	—	(28)	—
Total expenses	(2,044)	(1,680)	(1,546)	(364)	(134)
Other expenses, net	(297)	(93)	(129)	(204)	36
Share of income from equity method investments	402	339	167	63	172
Other income, net of consolidated funds	47	—	—	47	—
Income before taxes	2,925	2,546	2,554	379	(8)
Income tax expense	(527)	(438)	(417)	(89)	(21)
Net income	2,398	2,108	2,137	290	(29)
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	480	211	(262)	269	473
Non-controlling interest in consolidated entities	(369)	(151)	(36)	(218)	(115)
Non-controlling interests in consolidated funds	(24)	—	—	(24)	—
Net income attributable to the common stockholders	$2,485	$2,168	$1,839	$317	$329
BAM primarily generates revenue from fees earned pursuant to contractual arrangements with funds, publicly traded vehicles, and investors, as well as transaction and advisory fees. These fees include base management fees, incentive fees, and certain advisory fees. Base management fees are long-term, recurring in nature, and correspond to fundraising activity, NAVs of certain of our funds, and market capitalizations of our publicly traded vehicles, specifically BIP, BEP and BBU. Incentive fees are performance fees earned from BIP and BEP for exceeding predetermined distribution thresholds, are long-term, and are not subject to clawback. Incentive fees also include performance fees earned from BBU for exceeding the current high watermark threshold and are not subject to clawback.

BAM is entitled to carried interest allocations assuming certain investment returns are achieved, as well as incentive management fees in certain of our structures where we are entitled to contractual fees from an investment fund based on achieving prescribed investment returns.
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
For the years ended December 31, 2025 and 2024
Net income for the year ended December 31, 2025 was $2.4 billion, of which $2.5 billion was attributable to common stockholders. This compares to net income of $2.1 billion for the year ended December 31, 2024, of which $2.2 billion was attributable to common stockholders.
Revenues
Revenues for the year ended December 31, 2025 were $4.8 billion, which represents an increase of $837 million or 21% compared to $4.0 billion of revenue for the year ended December 31, 2024.
Base Management and Advisory Fees
Base management and advisory fees for the year ended December 31, 2025 were $3.4 billion, which represents an increase of $427 million or 14% compared to the year ended December 31, 2024. Management fee revenues increased by $123 million from capital raised for the fifth vintage of our real estate flagship fund, $114 million from capital raised for the second vintage of our global transition flagship fund, and $65 million attributable to fundraising from our perpetual infrastructure complementary strategies. In addition, management fees increased $55 million from insurance capital inflows from BWS and $44 million from a higher trading price of BIP, BEP, and BBU. These increases were partially offset by $17 million of lower fees from earlier vintages of our real estate flagship funds and certain infrastructure funds as a result of monetizations.
Incentive Fees
Incentive fees for the year ended December 31, 2025, were $560 million, an increase of $136 million or 32% from the year ended December 31, 2024. This increase was primarily driven by BBU performance fees of $95 million as a result of the share price exceeding the previous high watermark. In addition, incremental incentive fees were recognized as a result of a 6% growth in BIP dividends of $24 million and 5% growth in BEP dividends of $17 million.
Carried Interest Allocations
Carried interest allocations are a performance fee arrangement which is earned from those arrangements where BAM has a general partner capital interest and is entitled to a disproportionate allocation of investment income. Each of these general partners is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund’s investment subject to the return of contributed capital and a preferred return of typically 8% per annum to the limited partners. At the end of each reporting period, the Company calculates the balance of accrued carried interest that would be due to BAM for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized.

Realized carried interest allocations were $nil for the year ended December 31, 2025, which represents a net decrease of $25 million compared to the year ended December 31, 2024. Realized carried interest allocations in the prior year were predominantly due to dispositions within our first real estate flagship fund and certain other real estate fund strategies. All realized carried interest income for the year ended December 31, 2024, net of carried interest compensation related to mature funds and are attributable to BN through our redeemable preferred shares.

The unrealized carried interest allocations of $209 million for the year ended December 31, 2025 represents an increase of $218 million compared to the year ended December 31, 2024. The gross increase of $943 million compared to the prior year reflects changes in fund valuations associated with the fifth vintage of our infrastructure flagship fund of $416 million and the first vintage of our global transition flagship fund for $297 million. In addition, $187 million of increases were associated with various private equity funds including the sixth vintage of our private equity flagship fund. This was partially offset by a decrease of $734 million compared to the prior year reflecting lower relative valuations across various mature real estate flagship funds.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net loss (income) attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $629 million for the year ended December 31, 2025, compared to $257 million for the year ended December 31, 2024.
The following table presents the carried interest in new funds, and related performance compensation by investment strategy.

	Net New Fund Carried Interest
	2025			2024
FOR THE YEAR ENDED DECEMBER 31, (MILLIONS)	Carried interest allocations[1]	Carried interest compensation	Carried interest, net	Carried interest allocations[1]	Carried interest compensation	Carried interest, net

Infrastructure	$420	$(13)	$407	$151	$—	$151
Renewable power and transition	297	(17)	280	166	(2)	164
Private equity	187	(18)	169	89	(3)	86
Real estate	39	(5)	34	(18)	(1)	(19)
	$943	$(53)	$890	$388	$(6)	$382

1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

The following table presents the change in accrued carried interest in new funds by investment strategy.

	2024	Activity during the year		2025
AS AT DECEMBER 31, (MILLIONS)	Accrued carried interest allocations[1]	Unrealized	Realized	Accrued carried interest allocations[1]

Infrastructure	$150	$420	$—	$570
Renewable power and transition	237	297	—	534
Private equity	276	187	—	463
Real estate	30	39	—	69
	$693	$943	$—	$1,636

1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

Interest and Dividend Revenue
Interest and dividend revenue for the year ended December 31, 2025 was $98 million, which represents a decrease of $45 million compared to the year ended December 31, 2024. The decrease was primarily due to lower interest income earned on our deposit with BN.
Interest and Dividend Revenue of Consolidated Funds
Interest and dividend revenue of consolidated funds for the year ended December 31, 2025 was $31 million, which represents interest and dividends earned from investments held by BSI II in which BAM holds a sufficient interest to require the consolidation of the fund.

Other Revenues
Other revenues are largely comprised of recoverables from BN related to share and performance-based compensation as defined by the Services Agreement, fund expense recharges, and incentive management fees earned on certain funds. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. Other revenues were $535 million for the year ended December 31, 2025, an increase of $95 million compared to the year ended December 31, 2024. Of the total increase, $45 million was due to higher recoveries in share and performance-based compensation. In addition, the increase was also driven by $38 million of general operating cost recoveries from affiliates.
Expenses
Total expenses for the year ended December 31, 2025 were $2.0 billion, an increase of $364 million or 22% compared to the year ended December 31, 2024.
Compensation and Benefits
Compensation and benefits for the year ended December 31, 2025 was $1.4 billion, which represents an increase of $219 million compared to the year ended December 31, 2024. This was attributable to higher share-based compensation expense of $65 million on our share and performance-based awards reflecting additional existing cash-settled awards recognized upon the completion of the 2025 Arrangement. This increase was partially offset by a decrease in the trading price of Class A Shares during the year. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were broadly consistent with the prior year at $354 million for the year ended December 31, 2025, compared to $347 million for the year ended December 31, 2024.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation was $146 million for the year ended December 31, 2025, which represents a change of $53 million compared to the year ended December 31, 2024. This was primarily driven by higher relative valuations across certain renewable, infrastructure, and private equity funds compared to the prior year. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $53 million during the year.
Interest Expense
Interest expense for year ended December 31, 2025 was $87 million, which represents an increase of $65 million compared to the year ended December 31, 2024. This was primarily driven by BAM's increased borrowings from our senior note offerings completed during the year.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for the year ended December 31, 2025 was $28 million, which was primarily driven by borrowings made by BSI II in which BAM holds a sufficient interest to require the consolidation of the fund.
Other Expenses, net
Other expenses, net for the year ended December 31, 2025 was $297 million compared to $93 million in the prior year. This increase was driven by a mark-to-market loss of $180 million on our investment in BSREP III during the year ended December 31, 2025 compared to a loss of $82 million during the year ended December 31, 2024. The remaining increase was due to mark-to-market revaluations in put and call options to acquire additional interests in our partner managers.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the year ended December 31, 2025 was $37 million compared to $nil in the prior year. This represents the underlying fair value changes of investments held by BSI II in which BAM holds a sufficient interest to require the consolidation of the fund.
Share of Income from Equity Method Investments
Our share of income from equity method investments was $402 million compared to $339 million in the prior year, an increase of $63 million. This increase was driven by $160 million of incremental earnings primarily from Castlelake and Concora as well as other partner managers, offset by $97 million of lower earnings from Oaktree.

Income Tax Expense
Income tax expense was $527 million for the year ended December 31, 2025, which represents an increase of $89 million compared to the year ended December 31, 2024. The increase in income tax expense was predominantly driven by the impairment of deferred tax assets during the year.
Net Loss Attributable to Preferred Share Redeemable Non-Controlling Interest
BAM recognizes carried interest income and associated carried interest allocation expense on mature funds within our consolidated statements of operations on a gross basis. As the net carried interest generated on mature funds is attributable to BN, the net income or loss attributable to BN via the preferred shares primarily represents the change in carried interest, net of carried interest allocation expense and taxes on mature funds owing to BN.
Net loss attributable to preferred redeemable non-controlling interest was $480 million for the year ended December 31, 2025 primarily due to lower valuations in certain mature real estate funds.
Net Income Attributable to Non-Controlling Interest of Consolidated Entities
Net income attributable to non-controlling interest of consolidated entities was $369 million for the year ended December 31, 2025. BAM recognizes carried interest allocations on new funds within our consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest allocations are attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the year.
Net Income Attributable to Non-Controlling Interest of Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $24 million for the year ended December 31, 2025.

Balance Sheet Analysis
Consolidated Balance Sheets
The following table presents the consolidated balance sheets of BAM as at December 31, 2025 and 2024:

AS AT DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$1,583	$404
Accounts receivable and other, net	333	483
Financial assets	417	231
Due from affiliates	3,280	2,500
Investments	9,795	9,113
Investments held for sale	—	242
Investments of consolidated funds	505	251
Property, plant and equipment, net	92	58
Intangible assets, net	234	38
Goodwill	236	251
Deferred income tax assets	572	586
Total assets	$17,047	$14,157

Liabilities
Accounts payable and other, net	$2,459	$1,349
Financial liabilities	449	228
Due to affiliates	720	1,092
Corporate borrowings	2,478	—
Borrowings of consolidated funds	462	251
Deferred income tax liabilities	169	46
Total liabilities	6,737	2,966

Commitments and contingencies

Preferred shares redeemable non-controlling interest	1,398	2,103

Equity
Common Stock:
Class A, no par value, unlimited authorized, 1,637,942,656 (December 31, 2024 - 1,637,156,992) issued and 1,608,492,642 (December 31, 2024 - 1,614,238,281) outstanding as at December 31, 2025	9,153	9,017
Class A held in treasury, no par value, 29,450,014 (December 31, 2024 - 22,918,711) shares as at December 31, 2025	(526)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at December 31, 2025	—	—
Additional paid-in capital	154	152
Retained deficit	(851)	(488)
Accumulated other comprehensive income	188	162
Non-controlling interest in consolidated entities	773	336
Non-controlling interest in consolidated funds	21	—
Total equity	8,912	9,088
Total liabilities, redeemable non-controlling interest and equity	$17,047	$14,157

As at December 31, 2025 and 2024
Assets
Total assets were $17.0 billion as at December 31, 2025, an increase of $2.9 billion or 20% compared to December 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents were $1.6 billion as at December 31, 2025, an increase of $1.2 billion from December 31, 2024. This was largely driven by cash inflows of $2.5 billion from BAM's senior note offerings during the year. The increase was partially offset by cash outflows of approximately $555 million due to investments made in Oaktree, Concora, Primary Wave, Angel Oak and warehoused investments made by BAM to support its various strategies. Share repurchases made during the year resulted in a further decrease of $412 million in cash and cash equivalents.
Accounts Receivable and Other, Net
Accounts receivable and other, net of $333 million primarily consists of receivables from third parties and prepaid expenses. The decrease of $150 million from December 31, 2024 was largely driven by the timing of collections.
Financial Assets
Financial assets of $417 million primarily consists of call options to acquire additional interests in Primary Wave, Castlelake, LCM and Angel Oak in the future and financial instruments associated with various other investments. The increase of $186 million from December 31, 2024 was largely driven by mark-to-market valuation increases on certain call options.
Due from Affiliates
Due from affiliates of $3.3 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The movement of $780 million from December 31, 2024 reflects additional receivables owing from BN associated with existing share-based compensation and carried interest compensation awards upon the completion of the 2025 Arrangement.
Investments
Investments are mainly comprised of our:
•approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
•limited partnership interest in BSREP III of $700 million (2024 - $1.0 billion);
•economic interest in Castlelake of $720 million (2024 – $538 million);
•accumulated unrealized carried interest in our mature and new funds of $197 million (2024 - $931 million) and $1.6 billion (2024 - $693 million), respectively;
•approximate 11% economic interest in Pretium of $330 million (2024 - $351 million);
•44% economic interest in Primary Wave of $261 million (2024 – $147 million);
•49.9% economic interest in LCM of $221 million (2024 – $186 million);
•51.3% economic interest in Angel Oak of $133 million (2024 - $nil); and
•limited partner interests in funds of $368 million (2024 - $29 million) including Pinegrove Fund (2025 – $230 million; 2024 – $25 million), BPE (2025 – $92 million; 2024 - $nil), BGTF II (2025 - $36 million; 2024 - $nil);
The investment in BSREP III and carried interest generated on mature funds are fully attributable to BN through their preferred shares redeemable non-controlling interest and does not impact net income attributable to common stockholders. Accrued carried interest in new funds, including current funds and open-ended funds, as defined therein, is attributed to BN at 33.3%. The remaining accrued carried interest in new funds, net of associated compensation is attributable to common stockholders.
During the year, net investment increases of $682 million were primarily due to investments made by BAM during the year in Castlelake's acquisition of Concora ($197 million), Pinegrove Fund ($172 million), Angel Oak ($149 million), and Primary Wave ($84 million). In addition, investments also increased due to changes in value of accumulated unrealized carried interest on new funds ($943 million), partially offset by a decrease in accumulated unrealized carried interest on mature funds ($734 million).

Investments Held for Sale
Investments held for sale was $nil at December 31, 2025. The decrease of $242 million compared to December 31, 2024 was a result of BAM's disposition of its interest in Redwood Evergreen Fund LP for approximately $257 million during the year ended December 31, 2025.
Investments of Consolidated Funds
Investments of consolidated funds represents investments held in BSI II in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in BSI II are measured at fair value. The increase of $254 million compared to December 31, 2024 was driven by additional investments made by BSI II.
Intangible assets, net
Intangible assets, net was $234 million as at December 31, 2025 and was recognized upon the completion of the 2025 Arrangement.
Liabilities
Total liabilities were $6.7 billion as at December 31, 2025, an increase of $3.8 billion or 127% compared to December 31, 2024.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The increase of $1.1 billion compared to December 31, 2024 reflects additional existing cash-settled awards recognized upon the completion of the 2025 Arrangement.
Financial Liabilities
Financial liabilities of $449 million primarily consists of contingent consideration associated with our investment in Castlelake and the mark-to-market of derivatives associated with put options on certain of our other partner managers. The increase of $221 million compared to December 31, 2024 predominantly reflects the change in value of the Castlelake options during the year.
Due to Affiliates
Due to affiliates of $720 million reflects amounts payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The decrease of $372 million or 34% relative to December 31, 2024 was due to the elimination of certain amounts owing as a result of the 2025 Arrangement and payments made on certain amounts payable to related parties.
Corporate Borrowings
Corporate borrowings increased by $2.5 billion as a result of BAM's senior note offerings during the year ended December 31, 2025.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represents borrowings used to finance investments within BSI II where BAM is required to consolidate the fund due to our economic interest. These increased borrowings of $211 million compared to December 31, 2024 was driven by borrowings made by BSI II to fund additional investments.
Preferred Shares Redeemable Non-Controlling Interest
BAM recognizes carried interest generated and associated carried interest allocation expense on mature funds within our consolidated statements of operations. As the net carried interest generated on mature funds is all attributable to BN, this balance primarily represents the accumulated unrealized carried interest, net of carried interest allocation expense and taxes on mature funds owing to BN.
Preferred shares redeemable non-controlling interest was $1.4 billion as at December 31, 2025, a decrease of $705 million compared to $2.1 billion as at December 31, 2024. This movement was due to a decrease in unrealized carried interest on mature real estate flagship funds, as well as settlements of amounts owed to BN during the year ended December 31, 2025.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $773 million as at December 31, 2025, an increase of $437 million compared to $336 million as at December 31, 2024. This increase was primarily due to carried interest generated across the latest vintages of our flagship funds of which 33.33% is owed to BN, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.

Cash Flow Statement Analysis
Review of Consolidated Statements of Cash Flows
Refer to the following table that summarizes the consolidated statements of cash flows for BAM for the years ended December 31, 2025, 2024 and 2023:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Operating activities	$2,101	$1,612	$1,439
Investing activities	(339)	(1,744)	(475)
Financing activities	(590)	(2,119)	(1,842)
Change in cash and cash equivalents	$1,172	$(2,251)	$(878)
This statement reflects activities within our consolidated operations and therefore excludes activities within non-consolidated entities.
For the years ended December 31, 2025 and 2024
Operating Activities
During the year ended December 31, 2025, the Company's operating activities generated cash inflows of $2.1 billion, compared to cash inflows of $1.6 billion in the prior year. Cash flows from operating activities primarily include the receipt of base management and advisory fees, incentive fees, realized carried interest, and interest and dividend revenue, offset by the payment of operating expenses incurred in the normal course of business, including compensation, operating and general and administrative expenses, and income tax payments.
Investing Activities
Net cash outflows from investing activities totaled $339 million, compared to outflows of $1.7 billion in the prior year. Net outflows of $339 million during the year ended December 31, 2025 were primarily attributable to approximately $1.0 billion of investments, including BAM's participation in Castlelake's acquisition of Concora, our step-up in ownership of Oaktree and Primary Wave, and an investment in Angel Oak. These outflows were partially offset by $619 million of proceeds from investment dispositions and distributions received from certain investments. The $1.7 billion net cash outflows in the prior year were largely attributable to $1.9 billion of investments related to Castlelake, Pretium, Redwood Evergreen Fund LP and GEMS Education.
Financing Activities
Net cash outflows from financing activities totaled $590 million, compared to outflows of $2.1 billion in the prior year. Net cash outflows of $590 million during the year ended December 31, 2025 were primarily attributable to $2.8 billion (2024 - $2.5 billion) of dividend distributions and $412 million of share repurchases, which was partially offset by $2.5 billion of senior note issuances during the year.

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
Distributable Earnings
BAM intends to pay out at least approximately 90% of its Distributable Earnings to shareholders quarterly and reinvest the balance back into the business.
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
Supplemental Financial Measures Utilized by BAM
Assets Under Management
AUM refers to the total fair value of assets managed, calculated as follows:
•Investments that Brookfield, which includes BAM, BN, or their affiliates, either:
◦Consolidates for accounting purposes (generally, investments in respect of which Brookfield has a significant economic interest and unilaterally directs day-to-day operating, investing and financing activities), or
◦Does not consolidate for accounting purposes but over which Brookfield has significant influence by virtue of one or more attributes (e.g., being the largest investor in the investment, having the largest representation on the investment’s governance body, being the primary manager and/or operator of the investment, and/or having other significant influence attributes),

◦Are calculated at 100% of the total fair value of the investment taking into account its full capital structure — equity and debt — on a gross asset value basis, even if Brookfield does not own 100% of the investment, with the exception of investments held through our perpetual funds, which are calculated at its proportionate economic share of the investment’s NAV.
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

Fee-Bearing Capital Diversification
AS AT DEC 31 (BILLIONS)
Long-term Private Funds
As of December 31, 2025, we managed approximately $285 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
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
Permanent Capital and Perpetual Strategies
As of December 31, 2025, we managed approximately $241 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
On these products, we earn:
•Long-term perpetual base management fees, which are based on the market capitalization or NAV of our permanent capital vehicles and on the NAV of our perpetual private funds.
•Stable incentive distribution fees from BEP and BIP, which are linked to the growth in cash distributions paid to investors above a predetermined hurdle. Both BEP and BIP have a long-standing track record of growing distributions annually within their target range of 5-9%.

•Performance fees from BBU are based on unit price performance above a prescribed high watermark price, which are not subject to clawback, as well as carried interest on our perpetual private funds.
Liquid Strategies
As of December 31, 2025, we managed approximately $77 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
On these products, we earn:
•Base management fees, which are based on committed capital or fund NAV, and
•Performance income based on investment returns above a minimum prescribed return.
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
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as at December 31, 2025, 2024 and 2023:

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$47,950	$58,448	$—	$106,398
Renewable power and transition	39,068	28,177	—	67,245
Private equity	38,859	9,147	—	48,006
Real estate	72,045	29,637	—	101,682
Credit	86,892	115,103	77,388	279,383
December 31, 2025	$284,814	$240,512	$77,388	$602,714

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$45,738	$51,312	$—	$97,050
Renewable power and transition	34,813	23,044	—	57,857
Private equity	37,123	8,067	—	45,190
Real estate	69,689	23,940	—	93,629
Credit	74,697	102,193	67,925	244,815
December 31, 2024	$262,060	$208,556	$67,925	$538,541

AS AT (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$47,345	$47,290	$—	$94,635
Renewable power and transition	29,663	22,700	—	52,363
Private equity	33,249	5,600	—	38,849
Real estate	66,038	27,406	—	93,444
Credit	69,046	45,723	62,938	177,707
December 31, 2023	$245,341	$148,719	$62,938	$456,998

The changes in Fee-Bearing Capital are set out in the following tables for the years ended December 31, 2025, 2024 and 2023:

AS AT AND FOR THE YEAR ENDED (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
December 31, 2024	$97,050	$57,857	$45,190	$93,629	$244,815	$538,541
Inflows	5,888	10,394	5,302	16,234	53,026	90,844
Outflows	—	—	—	(242)	(21,918)	(22,160)
Distributions	(4,395)	(3,453)	(1,116)	(6,721)	(11,129)	(26,814)
Market valuation	6,083	5,495	2,004	(84)	11,269	24,767
Other	1,772	(3,048)	(3,374)	(1,134)	3,320	(2,464)
Change	9,348	9,388	2,816	8,053	34,568	64,173
December 31, 2025	$106,398	$67,245	$48,006	$101,682	$279,383	$602,714

AS AT AND FOR THE YEAR ENDED (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
December 31, 2023	$94,635	$52,363	$38,849	$93,444	$177,707	$456,998
Inflows	5,313	8,670	3,714	9,074	102,211	128,982
Outflows	(11)	—	—	(481)	(27,396)	(27,888)
Distributions	(2,378)	(1,594)	(1,302)	(4,054)	(8,700)	(18,028)
Market valuation	3,669	(704)	1,610	(2,169)	6,074	8,480
Other	(4,178)	(878)	2,319	(2,185)	(5,081)	(10,003)
Change	2,415	5,494	6,341	185	67,108	81,543
December 31, 2024	$97,050	$57,857	$45,190	$93,629	$244,815	$538,541

AS AT AND FOR THE YEAR ENDED (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
December 31, 2022	$82,752	$46,412	$39,316	$95,633	$153,750	$417,863
Inflows	12,523	5,612	4,424	10,168	40,455	73,182
Outflows	(6)	—	—	(127)	(20,228)	(20,361)
Distributions	(2,929)	(1,442)	(1,201)	(4,690)	(5,989)	(16,251)
Market valuation	2,241	1,757	(816)	(2,841)	7,703	8,044
Other	54	24	(2,874)	(4,699)	2,016	(5,479)
Change	11,883	5,951	(467)	(2,189)	23,957	39,135
December 31, 2023	$94,635	$52,363	$38,849	$93,444	$177,707	$456,998
For the year ended December 31, 2025
Fee-Bearing Capital was $603 billion as at December 31, 2025 compared to $539 billion as at December 31, 2024, representing a net increase of $64.2 billion, or 12%:
•Inflows of $90.8 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the year ended December 31, 2025, infrastructure inflows of $5.9 billion were predominantly attributable to fundraising from our co-investment vehicles and perpetual strategies as well as the issuance of debt from BIP. Renewable power and transition inflows of $10.4 billion were primarily attributable to closes on the second vintage of our flagship global transition fund and our catalytic transition fund, inflows from other long-term private funds and perpetual strategies, and the issuance of debt from BEP. Private equity inflows of $5.3 billion were driven by new commitments to our co-investment vehicles as well as fundraising from complementary strategies and other long-term private funds. Real estate inflows of $16.2 billion were attributable to capital deployment and fundraising from our real estate flagship funds including co-invest capital as well as opportunistic debt repayment within our permanent real estate vehicle. Credit inflows of $53.0 billion were primarily driven by insurance capital inflows from BWS, fundraising and capital deployed across long-term, perpetual, and liquid strategies, and fundraising associated with our partner managers.

•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the year ended December 31, 2025, outflows of $22.2 billion were predominantly driven by outflows of related to BWS insurance capital as well as redemptions within certain of our liquid and perpetual strategies.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital and redemptions and expiry of uncalled commitments within our private funds. During the year ended December 31, 2025, distributions of $26.8 billion were driven by $8.9 billion from Oaktree long-term private funds, $6.3 billion from infrastructure, private equity, and real estate flagship funds, $4.7 billion from our listed affiliates and BPG, $2.6 billion attributable to partner managers, and the remainder attributable to certain complementary strategies as well as various earlier vintages of our long-term private funds.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the year ended December 31, 2025, increases of $24.8 billion were driven by $12.0 billion as a result of higher market prices of BEP, BIP, and BBU, $10.0 billion attributable to liquid and perpetual credit strategies, $2.2 billion attributable to certain credit long-term private funds, and $1.3 billion attributable to perpetual infrastructure strategies.
•Other includes $2.5 billion of changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. Private equity movements of $3.4 billion primarily relate to lower valuations within earlier vintages of our flagship funds and co-investment vehicles and debt repayment by BBU. Credit movements of $3.3 billion were primarily attributable to the addition of Angel Oak partially offset by changes in fee-basis associated with certain perpetual and long-term private fund vehicles. Renewable power and transition changes of $3.0 billion were as a result of a one-time rebalancing of Fee-Bearing Capital between infrastructure and renewable power and transition strategies based on investment mix as well as debt repayment by BEP. Infrastructure increases of $1.8 billion were driven by a rebalancing of Fee-Bearing Capital between infrastructure and renewable power and transition based on investment mix. Real estate changes of $1.1 billion primarily related to lower valuations within an earlier vintage flagship fund. The impact of foreign exchange contributed to certain movements of Fee-Bearing Capital within long-term private funds across the business.

Distributable Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Base management fees[1]	$4,896	$4,233	$3,956
Incentive distributions	466	424	378
Performance fees	95	—	—
Transaction and advisory fees	30	49	47
Fee Revenues	5,487	4,706	4,381
Less: direct costs[1,2]	(2,410)	(2,136)	(2,014)
	3,077	2,570	2,367
Less: Fee-Related Earnings not attributable to BAM	(82)	(114)	(126)
Fee-Related Earnings[3]	$2,995	$2,456	$2,241
Cash taxes	(377)	(301)	(196)
Add back: equity-based compensation costs[4]	44	38	39
Add back: Investment and other income (net of interest expense)[5]	33	170	160
Distributable Earnings	$2,695	$2,363	$2,244
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 74% ownership interest (December 31, 2024 – 73%).
4.This adjustment adds back equity-based compensation costs.
5.This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income and interest expense.
For the year ended December 31, 2025
Fee Revenues for the year ended December 31, 2025 were $5.5 billion, an increase of $781 million or 17% compared to the prior year. This increase was predominantly due to an increase in base management fees of $663 million or 16%, driven by $123 million of incremental fee revenue from the fifth vintage of our flagship real estate fund and $114 million from the second vintage of our flagship global transition fund. Additionally, $235 million of incremental Fee Revenues were primarily as a result of earnings from partner manager acquisitions during the year which are not reflected in the comparative year. BAM also realized additional fees of $174 million from fundraising and growth across our private funds and complementary strategies and $48 million of higher Fee Revenues from our listed affiliates as a result of higher share prices of BIP, BEP, and BBU as well as a higher NAV of BPG. In addition, we recognized incremental fee revenue of $55 million from BWS due to the AEL Mandate. These increases were partially offset by $86 million in lower fees from certain credit strategies and earlier vintages of flagship funds due to distributions made to clients during the year.
Incentive distributions increased by $42 million or 10% as a result of an increase in BEP and BIP's quarterly dividend over the prior year of 5% and 6%, respectively.
Performance fees of $95 million for the year were earned from BBU as BBU's share price surpassed its high watermark threshold above which a performance fee based on $31.53 is earned by BAM. This increase in the share price set a go forward high watermark of $33.81 per unit. BBU's high watermark threshold was not reached in 2024, thus no performance fees were earned in the prior year.
Transaction and advisory fees also decreased by $19 million as the prior year reflected higher fees from our renewable power and transition, and private equity strategies offset by higher transaction revenues from infrastructure in the current year.
Direct costs increased by $274 million or 13% from the prior year as we continue to scale our business.
Fee-Related Earnings not attributable to BAM decreased by $32 million due to lower Fee-Related Earnings from Oaktree.
Distributable Earnings were $2.7 billion for the year ended December 31, 2025, an increase of $332 million or 14% compared to the prior year. The increase was primarily driven by $539 million of higher Fee-Related Earnings, partially offset by $137 million of lower investment income primarily due to higher interest expense as a result of our corporate debt as well as lower interest income earned on our cash deposit with BN, and $76 million of higher cash taxes on Fee-Related Earnings.

Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) infrastructure, (b) renewable power and transition, (c) private equity, (d) real estate, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Infrastructure	$106,398	$97,050	$94,635
Renewable power and transition	67,245	57,857	52,363
Private equity	48,006	45,190	38,849
Real estate	101,682	93,629	93,444
Credit	279,383	244,815	177,707
Total Fee-Bearing Capital	$602,714	$538,541	$456,998
Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Infrastructure	$1,287	$1,202	$1,216
Renewable power and transition	828	642	595
Private equity	556	470	475
Real estate	1,090	968	920
Credit	1,726	1,424	1,175
Total Fee Revenues	$5,487	$4,706	$4,381

Infrastructure
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Infrastructure investment strategy as at December 31, 2025, 2024 and 2023, and Fee Revenues for the years ended December 31, 2025, 2024 and 2023.
Fee-Bearing Capital                         Fee Revenues
AS AT DEC 31 (BILLIONS)                            FOR THE YEARS ENDED DEC 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the years then ended.
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Long-term private funds	$47,950	$45,738	$47,345
Permanent capital and perpetual strategies	58,448	51,312	47,290
Total Fee-Bearing Capital	$106,398	$97,050	$94,635

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$97,050	$94,635	$82,752
Inflows	5,888	5,313	12,523
Outflows	—	(11)	(6)
Distributions	(4,395)	(2,378)	(2,929)
Market valuation	6,083	3,669	2,241
Other	1,772	(4,178)	54
Change	9,348	2,415	11,883
Balance, ending	$106,398	$97,050	$94,635
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee-Bearing Capital increased by $9.3 billion or 10% to $106 billion. The $5.9 billion of inflows were primarily driven by perpetual strategies of $2.9 billion, long-term private funds of $2.2 billion, and debt and equity issuances from BIP of $730 million. In addition, Fee-Bearing Capital increased by $4.7 billion from a higher market capitalization of BIP due to increases in its share price and $1.3 billion of favorable market valuations associated with certain perpetual strategies. Other increases of $1.8 billion predominantly related to the rebalancing of Fee-Bearing Capital between infrastructure and renewable power and transition within the latest vintage of our infrastructure flagship fund based on investment mix. These increases were partially offset by distributions of $4.4 billion paid to investors in our long-term private funds and perpetual strategies as well as BIP unitholders.

Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management and advisory fees
Long-term private funds
Flagship funds	$364	$369	$371
Co-investment and other funds	1	6	18
	365	375	389
Perpetual strategies
BIP[1]	414	393	401
Co-investment and other funds	172	133	99
	586	526	500
Catch-up fees	—	1	37
Transaction and advisory fees	16	5	24
Total management and advisory fees	967	907	950
Incentive distributions[2]	320	295	266
Total Fee Revenues	$1,287	$1,202	$1,216
1.BIP Fee-Bearing Capital as at December 31, 2025 is $35.1 billion (December 31, 2024 – $31.9 billion) and includes $5.4 billion of net debt (December 31, 2024 - $4.9 billion).
2.Consists solely of incentive distributions earned from BIP.
For the year ended December 31, 2025
Fee Revenues increased by $85 million or 7% for the year ended December 31, 2025 relative to the year ended December 31, 2024. The increase was primarily driven by $39 million of higher Fee Revenues due to capital raised and deployed from certain perpetual strategies and $21 million related to BIP as a result of a higher share price during the year. In addition, Fee Revenues benefited from $11 million of higher transaction and advisory fees associated with our flagship infrastructure funds and an increase in incentive distributions of $25 million due to a 6% increase in BIP's quarterly dividend. These increases were partially offset by a $10 million decrease in Fee Revenues as the prior year reflected higher fees from earlier vintages of flagship funds and complementary strategies.
Segment Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Segment Revenues	$967	$907	$950
Segment Expenses
Compensation and benefits	(255)	(235)	(223)
Other operating expenses	(92)	(71)	(73)
Segment Earnings	$620	$601	$654
For the year ended December 31, 2025
Segment Earnings increased by $19 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by BIP due to a higher share price during the year and our complementary perpetual strategies, partially offset by higher Segment Expenses as we continue to scale our business.

Renewable Power and Transition
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Renewable Power and Transition investment strategy as at December 31, 2025, 2024 and 2023, and Fee Revenues for the years ended December 31, 2025, 2024 and 2023.
Fee-Bearing Capital                          Fee Revenues
AS AT DEC 31 (BILLIONS)                            FOR THE YEARS ENDED DEC 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the years then ended.
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Long-term private funds	$39,068	$34,813	$29,663
Permanent capital and perpetual strategies	28,177	23,044	22,700
Total Fee-Bearing Capital	$67,245	$57,857	$52,363

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$57,857	$52,363	$46,412
Inflows	10,394	8,670	5,612
Outflows	—	—	—
Distributions	(3,453)	(1,594)	(1,442)
Market valuation	5,495	(704)	1,757
Other	(3,048)	(878)	24
Change	9,388	5,494	5,951
Balance, ending	$67,245	$57,857	$52,363
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee-Bearing Capital increased by $9.4 billion or 16% to $67 billion. This increase was predominantly driven by $10.4 billion of inflows of which $5.4 billion was from the final closes within the second vintage of our flagship global transition fund, $2.1 billion of fundraising and capital deployments within our long-term as well as permanent and perpetual fund strategies, and $1.8 billion from fundraising for our catalytic transition fund. In addition, Fee-Bearing Capital increased by $5.5 billion predominantly from a higher market capitalization of BEP due to an increase in its share price during the year. These increases were partially offset by $3.5 billion of distributions to BEP's unitholders and investors in our long-term private funds and perpetual strategies. Movement of $3.0 billion in other was predominantly due to a rebalancing of Fee-Bearing Capital between infrastructure and renewable power and transition within the latest vintage of our infrastructure flagship fund based on investment mix as well as debt repayment by BEP.

Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management and advisory fees
Long-term private funds
Flagship funds	$330	$259	$239
Co-investment and other funds	39	2	11
	369	261	250
Perpetual strategies
BEP[1]	222	204	205
Co-investment and other funds	39	20	9
	261	224	214
Catch-up fees	46	9	10
Transaction and advisory fees	6	19	9
Total management and advisory fees	682	513	483
Incentive distributions[2]	146	129	112
Total Fee Revenues	$828	$642	$595
1.BEP Fee-Bearing Capital as at December 31, 2025 is $25.8 billion (December 31, 2024 – $21.5 billion) and includes net debt of $3.7 billion (December 31, 2024 - $3.9 billion).
2.Consists solely of incentive distributions earned from BEP.
For the year ended December 31, 2025
Fee Revenues increased by $186 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. Total management and advisory fees increased by $169 million anchored by long-term private funds which generated $78 million of higher fee revenues from subsequent closes of the second vintage of our flagship global transition fund and $36 million of incremental fee revenues from certain complementary strategies, partially offset by $9 million of lower fee revenues from older vintages of certain long-term private funds. In addition, our perpetual strategies earned $37 million of higher fee revenues primarily driven by an increase of $19 million from certain of our complementary strategies and $18 million of higher fee revenues from BEP as a result of a higher average market capitalization in the current year. Catch-up fees increased by $37 million as a result of subsequent closes in the second vintage of our global transition fund and catalytic transition fund, which were partially offset by $13 million of lower transaction and advisory fees in the current year. In addition, incentive distributions from BEP increased by $17 million due to a 5% increase in distributions compared to the prior year.
Segment Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Segment Revenues	$682	$513	$483
Segment Expenses
Compensation and benefits	(168)	(132)	(116)
Other operating expenses	(63)	(35)	(31)
Segment Earnings	$451	$346	$336
For the year ended December 31, 2025
Segment Earnings increased by $105 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by additional closes of the second vintage of our flagship global transition fund and inflows from perpetual funds resulting in incremental fee revenues. In addition, increases to Segment Revenues were as a result of a higher average market capitalization of BEP in the current year. These increases were partially offset by higher Segment Expenses to support the scaling of our business.

Private Equity
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Private Equity investment strategy as at December 31, 2025, 2024 and 2023, and Fee Revenues for the years ended December 31, 2025, 2024 and 2023.
Fee-Bearing Capital                         Fee Revenues
AS AT DEC 31 (BILLIONS)                            FOR THE YEARS ENDED DEC 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Long-term private funds	$38,859	$37,123	$33,249
Permanent capital and perpetual strategies	9,147	8,067	5,600
Total Fee-Bearing Capital	$48,006	$45,190	$38,849

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$45,190	$38,849	$39,316
Inflows	5,302	3,714	4,424
Outflows	—	—	—
Distributions	(1,116)	(1,302)	(1,201)
Market valuation	2,004	1,610	(816)
Other	(3,374)	2,319	(2,874)
Change	2,816	6,341	(467)
Balance, ending	$48,006	$45,190	$38,849
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee-Bearing Capital increased by $2.8 billion or 6% to $48 billion. The increase was primarily driven by inflows of $5.3 billion associated with certain long-term private funds and co-investments made within our complementary strategies. In addition, market valuation increases of $2.0 billion were primarily driven by BBU due to a higher share price during the year. These increases were partially offset by other changes associated with write-downs from earlier vintages of our flagship funds and co-investment vehicles resulting in a decrease of $1.5 billion. In addition, changes in other included $1.8 billion from the impact of changes in fee-basis and foreign exchange on certain co-investment vehicles and lower corporate debt at BBU. Distributions of $1.1 billion were driven by our fourth flagship fund, other long-term private funds, and BBU.

Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management and advisory fees
Long-term private funds
Flagship funds	$156	$162	$177
Other long-term funds	192	175	174
Co-investment and other funds	9	10	10
	357	347	361
Perpetual strategies
BBU[1]	96	92	87
	96	92	87
Catch-up fees	—	7	16
Transaction and advisory fees	8	24	11
Total management and advisory fees	461	470	475
Performance fees[2]	95	—	—
Total Fee Revenues	$556	$470	$475
1.BBU Fee-Bearing Capital as at December 31, 2025 was $9.1 billion (December 31, 2024 – $8.1 billion) and includes net debt of $1.3 billion (December 31, 2024 - $2.1 billion).
2.Consists solely of performance fees earned from BBU.
For the year ended December 31, 2025
Fee Revenues increased by $86 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. This increase was primarily driven by performance fees of $95 million earned as a result of the share price of BBU exceeding the previous high watermark threshold, attributable to an increase in the volume weighted average unit price during the year. The high watermark threshold to earn additional performance fees as at December 31, 2025 was $33.81 per unit, reflecting the adjusted high watermark. In addition, incremental fee revenues from our complementary strategies and a higher share price of BBU contributed to $21 million of higher fee revenues. These increases were partially offset by $6 million of lower fee revenues from our earlier vintages of our flagship funds as a result of the end of the investment period. Furthermore, catch-up and transaction and advisory fees decreased by $23 million as the prior year reflected higher catch-up fees from the sixth vintage of our flagship fund and higher transaction and advisory fee revenue.
Segment Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Segment Revenues	$450	$470	$475
Segment Expenses
Compensation and benefits	(244)	(235)	(229)
Other	(85)	(74)	(69)
Segment Earnings	$121	$161	$177
For the year ended December 31, 2025
Segment Earnings decreased by $40 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. Segment Earnings were lower in the current year as Segment Revenues reflected lower management fees from flagship funds as a result of monetizations and distributions during the year as well as higher transaction and advisory fees and catch-up fees recognized in the prior year. These decreases were offset by higher Segment Revenues associated with our complementary strategies. Segment Earnings also decreased as a result of higher Segment Expenses associated with growth in the business .

Real Estate
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Real Estate investment strategy as at December 31, 2025, 2024 and 2023, and Fee Revenues for the years ended December 31, 2025, 2024 and 2023.
Fee-Bearing Capital                         Fee Revenues
AS AT DEC 31 (BILLIONS)                            FOR THE YEARS ENDED DEC 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the years then ended.
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Long-term private funds	$72,045	$69,689	$66,038
Permanent capital and perpetual strategies	29,637	23,940	27,406
Total Fee-Bearing Capital	$101,682	$93,629	$93,444

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$93,629	$93,444	$95,633
Inflows	16,234	9,074	10,168
Outflows	(242)	(481)	(127)
Distributions	(6,721)	(4,054)	(4,690)
Market valuation	(84)	(2,169)	(2,841)
Other	(1,134)	(2,185)	(4,699)
Change	8,053	185	(2,189)
Balance, ending	$101,682	$93,629	$93,444
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee-Bearing Capital increased by $8.1 billion, or 9% to $102 billion. The increase was predominantly driven by $16.2 billion of inflows of which $5.6 billion was attributable to the opportunistic repayment of debt within BPG, $4.7 billion from the fifth vintage of our flagship fund, as well as $3.6 billion from co-investment capital and capital deployments across other flagship funds. In addition, $2.3 billion of inflows were attributable to certain long-term private funds and complementary strategies. These increases were partially offset by $6.7 billion of distributions from BPG, flagship funds and other long-term private funds. In addition, other changes of $1.1 billion were as a result of lower valuations within an earlier vintage flagship fund as well as the net impact of foreign exchange.

Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management and advisory fees
Long-term private funds
Flagship funds	$505	$457	$396
Co-investment and other funds	221	217	228
	726	674	624
Perpetual strategies
BPG[1]	201	195	196
Co-investment and other funds	89	74	93
	290	269	289
Catch-up fees	74	25	4
Total Fee Revenues	$1,090	$968	$920
1.BPG Fee-Bearing Capital (of which BPY represents substantially all of the balance) as at December 31, 2025 is $19.0 billion (December 31, 2024 – $16.6 billion).
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee Revenues increased by $122 million or 13% relative to the year ended December 31, 2024. This increase was driven by $76 million of higher Fee Revenues predominantly from the latest vintage of our flagship fund, partially offset by $24 million of lower Fee Revenues from our earlier flagship fund vintages due to realizations. In addition, Fee Revenues from BPG and other perpetual strategies increased by $21 million as a result of the aforementioned growth in Fee-Bearing Capital. Furthermore, Fee Revenues included higher catch-up fees of $49 million primarily from follow-on closes for our fifth flagship fund.
Segment Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Segment Revenues	$1,083	$968	$920
Segment Expenses
Compensation and benefits	(364)	(340)	(360)
Other operating expenses	(116)	(121)	(132)
Segment Earnings	$603	$507	$428
For the year ended December 31, 2025
Segment Earnings increased by $96 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. The increase in Segment Earnings was primarily due to higher Segment Revenues associated with subsequent closes of our fifth flagship fund, partially offset by higher Segment Expenses due to scaling of our business.

Credit
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our Credit investment strategy as at December 31, 2025, 2024 and 2023, and Fee Revenues for the years ended December 31, 2025, 2024 and 2023.
Fee-Bearing Capital                         Fee Revenues
AS AT DEC 31 (BILLIONS)                            FOR THE YEARS ENDED DEC 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the years then ended.
Fee-Bearing Capital

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Long-term private funds	$86,892	$74,697	$69,046
Permanent capital and perpetual strategies	115,103	102,193	45,723
Liquid strategies	77,388	67,925	62,938
Total Fee-Bearing Capital	$279,383	$244,815	$177,707

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$244,815	$177,707	$153,750
Inflows	53,026	102,211	40,455
Outflows	(21,918)	(27,396)	(20,228)
Distributions	(11,129)	(8,700)	(5,989)
Market valuation	11,269	6,074	7,703
Other	3,320	(5,081)	2,016
Change	34,568	67,108	23,957
Balance, ending	$279,383	$244,815	$177,707
For the year ended December 31, 2025
During the year ended December 31, 2025, Fee-Bearing Capital increased by $34.6 billion or 14% to $279 billion, primarily due to $24.5 billion of capital deployed within long-term private funds as well as perpetual and liquid credit strategies, $22.5 billion of insurance capital inflows from BWS, $3.7 billion of capital raised within our partner managers, and $2.3 billion of fundraising from our real estate and infrastructure debt strategies. In addition, we recognized $11.3 billion of market valuation increases associated with our liquid and perpetual strategies as well as certain long-term private funds which further increased Fee-Bearing Capital. These increases were partially offset by $11.0 billion of redemptions within certain of our liquid and perpetual strategies and $10.9 billion of outflows associated with BWS insurance capital. In addition, distributions of $8.5 billion from our long-term private funds and complementary strategies, and $2.6 billion from our partner managers partially reduced Fee-Bearing Capital. Credit changes in other primarily related to the acquisition of Angel Oak as well as the impact of foreign exchange revaluation across perpetual and liquid strategies partially offset by changes in fee-basis associated with certain perpetual and long-term private fund vehicles.

Fee Revenues

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management and advisory fees
Long-term private funds	$1,002	$781	$678
Permanent and perpetual strategies	463	400	266
Liquid strategies[1]	261	242	231
Transaction and advisory fees	—	1	—
Total Fee Revenues[2]	$1,726	$1,424	$1,175
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
2.Across the various categories, Fee-Bearing Capital from BWS as at December 31, 2025 was $108 billion which generated $234 million of Fee Revenues under the investment management agreement for the year ended December 31, 2025 (December 31, 2024 - Fee-Bearing Capital of $92 billion and Fee Revenues of $167 million).

For the year ended December 31, 2025
Fee Revenues increased by $302 million or 21% for the year ended December 31, 2025 relative to the year ended December 31, 2024. Fees from our long-term private funds increased by $221 million primarily due to higher fees earned in our partner managers, most notably Castlelake, as well as other complementary strategies. Fees from permanent and perpetual strategies increased by $63 million as the current year reflected an additional quarter of fees from the AEL Mandate relative to the prior year, and capital deployed across our private credit strategies. In addition, liquid strategies generated incremental fee revenues of $19 million driven by net inflows and positive valuation changes resulting in higher Fee-Bearing Capital.
Segment Earnings

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Segment Revenues	$1,633	$1,402	$1,149
Segment Expenses
Compensation and benefits	(643)	(628)	(563)
Other	(289)	(253)	(204)
Segment Earnings	$701	$521	$382
For the year ended December 31, 2025
Segment Earnings increased $180 million for the year ended December 31, 2025 relative to the year ended December 31, 2024. The increase in Segment Earnings was driven by higher Segment Revenues as a result of incremental earnings from our partner managers, most notably from Castlelake relative to the prior year, partially offset by higher Segment Expenses as a result of growth in the business.

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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the years ended December 31, 2025, 2024 and 2023.

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Net Income	$2,398	$2,108	$2,137
Add or subtract the following:
Provision for taxes(a)	527	438	417
Depreciation and amortization(b)	68	14	14
Carried interest allocations(c)	(209)	(16)	(399)
Carried interest allocation compensation(c)	146	93	86
Other income and expenses(d)	250	93	129
Interest expense(e)	115	22	14
Interest and dividend revenue(e)	(129)	(143)	(172)
Other revenues(f)	(570)	(372)	(300)
Share of income from equity method investments(g)	(402)	(339)	(167)
Fee-related earnings of equity method investments at our share(g)	494	330	271
Compensation costs recovered from affiliates(h)	298	218	156
Non-recurring restructuring costs(i)	—	—	35
Other adjustments(j)	9	10	20
Fee-Related Earnings	$2,995	$2,456	$2,241
Investment and other income (net of interest expense)(k)	33	170	160
Equity-based compensation expense(l)	44	38	39
Cash taxes(m)	(377)	(301)	(196)
Distributable Earnings	$2,695	$2,363	$2,244
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
(i)This item represents non-recurring restructuring costs that are not considered as part of the ongoing asset management business
(j)This adjustment adds base management fees earned from funds that are eliminated upon consolidation and other items.
(k)This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income received and interest expense.
(l)This adjustment adds back equity-based compensation costs.
(m)Represents the impact of cash taxes paid by the business.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of base management and advisory fees to Fee Revenues for the years ended December 31, 2025, 2024 and 2023.

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Base management and advisory fees	$3,384	$2,957	$2,766
Incentive fees(a)	561	424	376
Fee Revenues from equity method investments(b)	1,569	1,335	1,240
Other adjustments(c)	(27)	(10)	(1)
Fee Revenues	$5,487	$4,706	$4,381
(a)This adjustment adds incentive distributions and performance fees that are included in Fee Revenues.
(b)This adjustment adds Oaktree management fees at 100% ownership and our proportionate share of earnings from other partner managers excluding Oaktree.
(c)This adjustment involves base management fees earned from funds that are eliminated upon consolidation and other items.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE YEAR ENDED DECEMBER 31, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$143	$111	$225	$653	$1,419	$2,551
United Kingdom	223	221	82	195	222	943
Canada	401	203	74	50	36	764
Other	200	147	80	192	49	668
Incentive distributions	320	146	95	—	—	561
	$1,287	$828	$556	$1,090	$1,726	$5,487

FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$124	$111	$227	$634	$1,055	$2,151
United Kingdom	182	156	84	16	206	644
Canada	354	159	74	40	40	667
Other	247	87	85	278	123	820
Incentive distributions	295	129	—	—	—	424
	$1,202	$642	$470	$968	$1,424	$4,706

FOR THE YEAR ENDED DECEMBER 31, 2023 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States of America	$210	$103	$222	$642	$864	$2,041
United Kingdom	204	151	69	191	148	763
Canada	422	176	104	44	12	758
Other	114	53	80	43	151	441
Incentive distributions	266	112	—	—	—	378
	$1,216	$595	$475	$920	$1,175	$4,381

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

As at December 31, 2025, corporate liquidity for BAM is $3.0 billion. This consists of $1.6 billion in cash and short term financial assets that are convertible to cash within twelve months, as well as $1.4 billion in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products.
•On November 18, 2025, BAM completed a debt offering, issuing $600 million of 5-year bonds at a fixed annual coupon of 4.653% and $400 million of 10-year bonds at a fixed annual coupon of 5.298%. BAM previously issued $750 million of 30-year bonds at a fixed annual coupon of 6.077% on September 9, 2025 and $750 million of 10-year bonds at a fixed annual coupon of 5.795% on April 24, 2025.

•On August 29, 2024, a $750 million five-year revolving credit facility was established through bilateral agreements with a group of lenders. On September 5, 2025, BAM finalized the upsize of the facility from $750 million to $1.1 billion. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As at December 31, 2025, the facility is undrawn.

•On November 8, 2022, a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As at December 31, 2025, the facility is undrawn.

The following table presents our deployable capital:

	Corporate(a)		Group(b)
AS AT DECEMBER 31, (MILLIONS)	2025	2024	2025	2024
Cash and financial assets, net	$1,611	$792	$63,189	$54,329
Undrawn committed credit facilities	1,350	1,050	9,565	7,928
Uncalled private fund commitments			110,854	91,463
Total deployable capital	$2,961	$1,842	$183,608	$153,720
(a) Corporate deployable capital represents the corporate liquidity of BAM.
(b) Group deployable capital consists of: (1) corporate liquidity of BAM, consolidated funds, and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM.

Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of December 31, 2025 by period and December 31, 2024:

AS AT DECEMBER 31, (MILLIONS)	2026	2027	2028	2029	2030 +	Total 2025	Dec. 2024
Infrastructure	$190	$—	$208	$—	$12,171	$12,569	$12,848
Renewable power and transition	—	—	801	—	21,884	22,685	21,015
Private equity	271	125	472	465	11,890	13,223	11,360
Real estate	2,241	—	—	2,447	17,895	22,583	15,645
Credit	2,815	938	144	1,967	33,930	39,794	30,595
	$5,517	$1,063	$1,625	$4,879	$97,770	$110,854	$91,463
Approximately $63 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $630 million of additional Fee Revenues.

Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceed the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Part II, Item 8, Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements of BAM as at December 31, 2025, and 2024, and for the years ended December 31, 2025, 2024, and 2023.
Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. See "Part I—Item 1. Business—Regulatory Matters". These requirements have been met for the year ended December 31, 2025.
Contractual Obligations
On January 31, 2019, a subsidiary of BAM committed $2.8 billion to BSREP III, of which $2.2 billion has been funded as at December 31, 2025 (December 31, 2024 – $2.1 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, BAM enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. As at December 31, 2025, the Company had $6.6 billion of such commitments outstanding (2024 – $3.3 billion).
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. During the year ended December 31, 2025, BAM increased the facility from $750 million to $1.1 billion. As at December 31, 2025, the facility is undrawn.
The following table presents the contractual obligations of BAM by payment periods:

	Payments Due by Period of BAM
AS AT DECEMBER 31, 2025 (MILLIONS)	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years	Total

Accounts payable and other, net	$822	$384	$378	$807	$2,391
Due to affiliates	712	—	—	8	720
Lease obligations	12	24	23	9	68
Corporate borrowings[1]	—	—	600	1,900	2,500
1. Excludes deferred financing costs
Accounts payable and other, net of BAM represents amounts due to employees for equity-based compensations costs and carried interest compensation costs. Most awards have a vesting period of up to 5 years. Due to affiliates represents amounts owed to related parties associated with share-based compensation as well as carried interest compensation. Lease obligations represent expected payments associated with current leases entered into by the Company.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize derivatives and other financial instruments in our business to manage risk and optimize the use of our capital. The notional and fair values of these instruments are disclosed in Part II, Item 8, Note 6 “Fair Value Measurements of Financial Instruments” and Note 8 “Derivatives,” to the consolidated financial statements of BAM as at December 31, 2025, and 2024 and for the years ended December 31, 2025, 2024, and 2023.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM entered into a number of related party transactions with BN and other affiliates. See Part II, Item 8, Note 20 “Related Party Transactions” of the consolidated financial statements of BAM as at December 31, 2025, and 2024 and for the years ended December 31, 2025, 2024, and 2023.

BAM Dividends
The dividends paid by BAM on outstanding securities for the years ended December 31, 2025, 2024, and 2023 are summarized in the table below.

	Distribution per Security
	2025	2024	2023
Per Class A Share and Class B Share	$1.75	$1.52	$1.28
Subsidiary Public Issuers
BAM Finance LLC (the “U.S. Finco”) is a Delaware limited liability company formed on March 26, 2025 and is a subsidiary of the Company. As at December 31, 2025, the U.S. Finco had no debt outstanding.
BAM Finance (Canada) Inc. (the “Canadian Finco”) was incorporated on March 26, 2025 under the Business Corporations Act (Ontario) and is a subsidiary of the Company. As at December 31, 2025, the Canadian Finco had no debt outstanding.
The U.S. Finco and Canadian Finco (together the “Finance Debt Issuers”) have no independent activities, assets or operations other than in connection with any securities that they may issue. Any debt securities issued by the Finance Debt Issuers will be fully and unconditionally guaranteed as to payment of principal, premium (if any), interest and certain other amounts by the Company.
During the year ended December 31, 2025, BAM's $750 million senior notes due 2035, $750 million senior notes due 2055, $600 million senior notes due 2030 and $400 million senior notes due 2036, were all issued directly by BAM.
The following tables contain summarized financial information of the Company, U.S. Finco, Canadian Finco and non-guarantor subsidiaries:

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2025(3) (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$86	$—	$—	$7,684	$(2,953)	$4,817
Net income (loss) attributable to shareholders	2,905	—	—	2,160	(2,580)	2,485
Total assets	11,452	—	—	45,111	(39,516)	17,047
Total liabilities	3,334	—	—	11,307	(7,904)	6,737
Preferred shares redeemable non-controlling interest	—	—	—	1,398	—	1,398

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$1,368	$—	$—	$5,474	$(2,862)	$3,980
Net income (loss) attributable to shareholders	1,460	—	—	3,347	(2,639)	2,168
Total assets	13,558	—	—	36,641	(36,042)	14,157
Total liabilities	4,806	—	—	4,679	(6,519)	2,966
Preferred shares redeemable non-controlling interest	—	—	—	2,103	—	2,103

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2023 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$456	$—	$—	$5,201	$(1,595)	$4,062
Net income (loss) attributable to shareholders	11,423	—	—	2,529	(12,113)	1,839
Total assets	15,640	—	—	33,443	(34,793)	14,290
Total liabilities	6,514	—	—	2,581	(6,270)	2,825
Preferred shares redeemable non-controlling interest	—	—	—	2,166	—	2,166

1. This column accounts for investments in all subsidiaries of BAM other than the Finance Debt Issuers, on a combined basis.
2. This column includes the necessary amounts to present BAM on a consolidated basis.
3. Reflects the completion of the 2025 Arrangement.

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares consolidated financial statements in conformity with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Part II, Item 8, Note 2 “Summary of Significant Accounting Policies” of the consolidated financial statements as at December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, 2024, and 2023.
Equity Method Investments
Investments in which BAM is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. BAM has significant influence over our partner managers and therefore accounts for these investments under the equity method.
The carrying value of equity method investments is determined based on amounts invested by BAM, adjusted for the equity in earnings or losses of the investee allocated based on the relevant agreements, less distributions received. Under the equity method of accounting, BAM's share of earnings from equity investments is included in the share of income from equity investments in the consolidated statements of operations. BAM evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Refer to Part II, Item 8, Note 4 “Investments” of the consolidated financial statements for further details of our equity method investments.

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
Fair Value
BAM uses fair value throughout the reporting process. For details of our accounting policies related to fair value refer to Part II — Item 8. Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to the consolidated financial statements”. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Risk Disclosures
Our exposure to market, foreign currency, interest rate and credit risk is driven by its equity interest in our asset management business. There have been no material changes to BAM’s financial risk exposure or risk management activities since December 31, 2024. Please refer to Item 1A of this report for a detailed description of BAM’s financial risk exposure and risk management activities.
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
Interest Rate Risk
BAM has interest rate exposure through balances held with affiliates and external parties, as well as its internal revolving credit facility with BN and its external $1.1 billion revolving credit facility, of which none is drawn as at December 31, 2025. BAM earns interest income on amounts held on deposit with BN and incurs interest expense on its external and internal revolving credit facility borrowings. Interest income and expenses on these balances are at variable rates. BAM's $750 million senior notes due 2035 have a fixed annual coupon of 5.795%. BAM's $750 million senior notes due 2055 have a fixed annual coupon of 6.077%. BAM's $600 million senior notes due 2030 have a fixed annual coupon of 4.653%. BAM's $400 million senior notes due 2036 have a fixed annual coupon of 5.298%.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Brookfield Asset Management Ltd. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brookfield Asset Management Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Brookfield Asset Management Ltd. and subsidiaries (“BAM”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, BAM maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as at and for the year ended December 31, 2025, of BAM and our report dated March 2, 2026, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Brookfield Asset Management ULC, which was acquired on February 4, 2025, and whose financial statements constitute 96% and 81% of total and net assets, respectively, 99% of revenues, and 96% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Brookfield Asset Management ULC.
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
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Brookfield Asset Management Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brookfield Asset Management Ltd. and subsidiaries (“BAM”) as at December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of BAM as at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), BAM’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2026, expressed an unqualified opinion on BAM’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of BAM’s management. Our responsibility is to express an opinion on BAM’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to BAM in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Accrued Carried Interest - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Carried interest is a performance fee arrangement in which the Company receives a percentage of investment returns from a fund and is based on cumulative fund performance, once returns exceed a fund’s contractually defined performance hurdles. The Company calculates the accrued carried interest at the end of each reporting period that would be due to the Company, based on the terms of the relevant fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, adjustments to accrued carried interest are recorded in the consolidated statements of operations as carried interest allocations. Carried interest allocations are recorded as unrealized income or loss attributable to the Company until the underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met.
We identified the calculation of accrued carried interest as a critical audit matter because of the significance of this balance to the Company’s financial statements. This results in a high degree of auditor judgment and subjectivity to perform our audit procedures and evaluate the audit evidence obtained.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accrued carried interest included the following, among others:
•Evaluated whether the accrued carried interest calculations were performed in accordance with the terms of the fund agreements; and

•Agreed underlying fund investments’ financial information used in the accrued carried interest calculations to information received directly from external third parties.
Oaktree – Investment - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company has an approximate 74% economic interest in Oaktree, which the Company has accounted for under the equity method of accounting as it is deemed to exert significant influence, but not control, over the investee. The carrying value of the equity method investment is determined based on the amounts invested by the Company, including a step-up investment in the current year, adjusted for the equity in earnings or losses of the investee allocated based on the relevant agreements, less distributions received, amortization of historical basis differences and impairment losses, if any.
We identified the accounting for the Oaktree equity method investment as a critical audit matter because of the significance of the equity method investment and earnings impact to the Company’s financial statements. This audit matter required an increased extent of audit effort, including the need to involve fair value specialists and senior members of the engagement team.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accounting for the equity method investment in Oaktree included the following, among others:
•Tested the effectiveness of controls related to accounting for the equity method investment in Oaktree, which includes management’s receipt and review of Oaktree financial information;
•Evaluated whether the consideration paid for the step-up investment was calculated in accordance with contractual agreements and, with the assistance of fair value specialists, assessed whether the methodology used by management to value the step-up investment was appropriate;
•Evaluated significant judgments and estimates at the underlying equity method investment through oversight of the auditor of Oaktree by obtaining and assessing information relating to the audit of Oaktree to understand significant judgments and estimates, significant findings or issues identified, actions taken to address them, and conclusions reached; and
•Agreed the underlying information related to the changes in the equity method investment to the audited financial statements of Oaktree.

/s/ Deloitte LLP
Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 2, 2026

We have served as BAM's auditor since 2022.

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED BALANCE SHEETS

AS AT DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2025	2024
Assets
Cash and cash equivalents	$1,583	$404
Accounts receivable and other, net	333	483
Financial assets	417	231
Due from affiliates	3,280	2,500
Investments	9,795	9,113
Investments held for sale	—	242
Investments of consolidated funds	505	251
Property, plant and equipment, net	92	58
Intangible assets, net	234	38
Goodwill	236	251
Deferred income tax assets	572	586
Total assets	$17,047	$14,157

Liabilities
Accounts payable and other, net	$2,459	$1,349
Financial liabilities	449	228
Due to affiliates	720	1,092
Corporate borrowings	2,478	—
Borrowings of consolidated funds	462	251
Deferred income tax liabilities	169	46
Total liabilities	6,737	2,966

Commitments and contingencies

Preferred shares redeemable non-controlling interest	1,398	2,103

Equity
Common stock:
Class A, no par value, unlimited authorized, 1,637,942,656 (December 31, 2024 - 1,637,156,992) issued and 1,608,492,642 (December 31, 2024 - 1,614,238,281) outstanding as at December 31, 2025	9,153	9,017
Class A held in treasury, no par value, 29,450,014 (December 31, 2024 - 22,918,711) shares as at December 31, 2025	(526)	(91)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2024 - 21,280) issued, and outstanding as at December 31, 2025	—	—
Additional paid-in capital	154	152
Retained deficit	(851)	(488)
Accumulated other comprehensive income	188	162
Non-controlling interest in consolidated entities	773	336
Non-controlling interest in consolidated funds	21	—
Total equity	8,912	9,088
Total liabilities, redeemable non-controlling interest and equity	$17,047	$14,157
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31 (MILLIONS)
	2025	2024	2023
Revenues
Base management and advisory fees	$3,384	$2,957	$2,766
Incentive fees	560	424	376
Investment income
Carried interest allocations
Realized	—	25	51
Unrealized	209	(9)	348
Total investment income	209	16	399
Interest and dividend revenue	98	143	172
Interest and dividend revenue of consolidated funds	31	—	—
Other revenues	535	440	349
Total revenues	4,817	3,980	4,062
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(1,373)	(1,154)	(1,048)
Other operating expenses	(354)	(347)	(342)
General, administrative and other	(56)	(64)	(56)
Total compensation, operating, and general and administrative expenses	(1,783)	(1,565)	(1,446)
Carried interest allocation compensation
Realized	(155)	(69)	(26)
Unrealized	9	(24)	(60)
Total carried interest allocation compensation	(146)	(93)	(86)
Interest expense	(87)	(22)	(14)
Interest expense of consolidated funds	(28)	—	—
Total expenses	(2,044)	(1,680)	(1,546)
Other expenses, net	(297)	(93)	(129)
Share of income from equity method investments	402	339	167
Other income, net of consolidated funds	47	—	—
Income before taxes	2,925	2,546	2,554
Income tax expense	(527)	(438)	(417)
Net income	$2,398	$2,108	$2,137
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$480	$211	$(262)
Non-controlling interest in consolidated entities	(369)	(151)	(36)
Non-controlling interests in consolidated funds	(24)	—	—
Net income attributable to the common stockholders	$2,485	$2,168	$1,839

Earnings per share
Basic	$1.54	$1.35	$1.16
Diluted	$1.52	$1.34	$1.16

Weighted-average shares
Basic	1,612.2	1,603.4	1,585.8
Diluted	1,628.5	1,613.6	1,590.6
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	2025	2024	2023
Net income	$2,398	$2,108	$2,137
Equity method investments	14	(3)	9
Currency translation	12	(3)	6
Comprehensive income	$2,424	$2,102	$2,152
Comprehensive loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$480	$211	$(262)
Non-controlling interest in consolidated entities	(369)	(151)	(36)
Non-controlling interests in consolidated funds	(24)	—	—
Comprehensive income attributable to the common stockholders	$2,511	$2,162	$1,854
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2022	1,590,175,873	21,280	$9,271	$—	$—	$84	$153	$9,508	$98	$—	$9,606
Net income	—	—	—	—	—	1,839	—	1,839	36	—	1,875
Other comprehensive income	—	—	—	—	—	—	15	15	—	—	15
Share subscriptions	813,290	—	—	—	—	—	—	—	—	—	—
Acquisition of treasury shares, net	(8,234,552)	—	—	—	—	—	—	—	—	—	—
Contributions	—	—	1	—	122	—	—	123	10	—	133
Distributions	—	—	(229)	—	—	(2,101)	—	(2,330)	—	—	(2,330)
Transfer of interest	—	—	(29)	—	—	—	—	(29)	29	—	—
Balance at December 31, 2023	1,582,754,611	21,280	$9,014	$—	$122	$(178)	$168	$9,126	$173	$—	$9,299
Net income	—	—	—	—	—	2,168	—	2,168	151	—	2,319
Other comprehensive loss	—	—	—	—	—	—	(6)	(6)	—	—	(6)
Share subscriptions	30,109,594	—	3	—	—	—	—	3	—	—	3
Acquisition of treasury shares, net	1,374,076	—	—	(91)	—	—	—	(91)	—	—	(91)
Contributions	—	—	—	—	30	—	—	30	16	—	46
Distributions	—	—	—	—	—	(2,478)	—	(2,478)	(4)	—	(2,482)
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088

See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AS AT (MILLIONS, EXCEPT SHARE AMOUNTS	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	2,485	—	2,485	369	24	2,878
Other comprehensive income	—	—	—	—	—	—	26	26	—	—	26
Share subscriptions	785,664	—	16	—	(5)	(19)	—	(8)	—	—	(8)
Acquisition of treasury shares, net	(6,531,303)	—	—	(428)	—	—	—	(428)	—	—	(428)
Contributions	—	—	—	—	151	—	—	151	61	163	375
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(2,827)	—	(2,827)	(24)	—	(2,851)
Deconsolidation of consolidated funds	—	—	—	—	—	(2)	—	(2)	—	(166)	(168)
Balance at December 31, 2025	1,608,492,642	21,280	$9,153	$(526)	$154	$(851)	$188	$8,118	$773	$21	$8,912
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31 (MILLIONS)	2025	2024	2023
Operating activities
Net income	$2,398	$2,108	$2,137
Adjustments to reconcile net income to net cash from operating activities:
Other expenses, net	229	69	54
Other income, net of consolidated funds	(47)	—	—
Share of income from equity method investments, net of cash distributions	(7)	(122)	21
Depreciation and amortization	40	14	14
Deferred income taxes	151	274	92
Stock-based equity awards	123	103	33
Unrealized carried interest allocation, net	(301)	33	(288)
Changes in operating assets and liabilities:
Changes in investments of consolidated funds	(467)	(251)	—
Changes in other working capital and non-cash operating items	(18)	(616)	(624)
	2,101	1,612	1,439
Investing activities
Acquisitions
Investments	(962)	(1,909)	(286)
Acquisition of subsidiaries, net of cash acquired	6	—	—
Other assets	(9)	(8)	(17)
Dispositions and distributions received
Investments	307	385	84
Disposition of subsidiaries, net of cash	52	—	—
Investments held for sale	267	(249)	—
Repayments from (advances to) related parties	—	37	(256)
	(339)	(1,744)	(475)
Financing activities
Distributions to common stockholders	(2,818)	(2,478)	(2,101)
Borrowings of consolidated funds	256	251	—
Distributions to non-controlling and redeemable non-controlling interests	(216)	(52)	(42)
Redemption of preferred shares redeemable non-controlling interest	(94)	—	—
Purchase of treasury shares	(412)	—	—
Corporate borrowings issuance, net	2,500	—	—
Deferred financing fees	(22)	—	—
Contributions from parent	12	56	—
Capital raised from non-controlling interests	179	—	—
Preferred equity issuances	25	—	63
Issuance of related party loans	—	67	197
Issuance of tracking option	—	37	41
	(590)	(2,119)	(1,842)
Cash and cash equivalents
Change in cash and cash equivalents	1,172	(2,251)	(878)
Effect of exchange rate changes on cash and cash equivalents	7	(12)	—
Balance, beginning of year	404	2,667	3,545
Balance, end of year	$1,583	$404	$2,667
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31 (MILLIONS)	2025	2024	2023
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$32	$(51)	$(200)
Accounts payable and other, net	(56)	(426)	(26)
Due from affiliates	200	(89)	(559)
Due to affiliates	(171)	(76)	372
Other non-cash operating items	(23)	26	18
	$(18)	$(616)	$(395)

Supplemental disclosure of cash flow information
Income taxes paid
United States	$190	$—	$—
Canada	128	—	—
United Kingdom	98	—	—
Other jurisdictions	10	—	—
Total income taxes paid	$426	$449	$171
Interest paid	$87	$22	$11
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing and financing activities related to 2025 Arrangement	$27	$—	$—
Non-cash issuance of preferred shares redeemable non-controlling interest	$94	$195	$—
Non-cash acquisition of investments	$—	$68	$—
Non-cash contributions from non-controlling interest	$—	$10	$—
Non-cash contribution	$—	$—	$42
Non-cash distribution	$—	$—	$229
See notes to consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION
Brookfield Asset Management Ltd. (“BAM”, “we”, “our”, “us”, or the “Company”) is an alternative asset manager headquartered in New York, NY, and listed on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol BAM. BAM focuses on infrastructure, renewable power and transition, private equity, real estate and credit, operating in various markets globally.
BAM was incorporated on July 4, 2022 and its head office is located at Brookfield, 225 Liberty Street, 8th Floor, New York, NY, 10281-1048 and its registered office is located at 1055 West Georgia Street, 1500 Royal Centre, P.O. Box 11117, Vancouver, British Columbia V6E 4N7.
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
Certain of the comparative figures have been reclassified to conform with the current year's presentation. This includes changes in consolidated funds which have been reclassified from investing activities to operating activities in the consolidated statements of cash flows to reflect the nature of these movements on the consolidated funds.
Use of Estimates
The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are reasonable. Such estimates include those used in determining the fair value of investments and financial instruments, the measurement of deferred tax balances (including valuation allowances), accrued carried interest, incentive distributions and the accounting for share-based and performance-based compensation. Actual results may differ from those estimates and such differences may be material.
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
Preferred Shares Redeemable Non-Controlling Interest
The Company has various outstanding special tracking preferred shares of certain subsidiaries of the Company (“Tracking Shares”) which provide BN with a redemption right, upon a liquidation or redemption event, to receive a preferred amount equal to the fair value of carried interest entitlement from certain tracked assets, net of any compensation related costs. The carried interest entitlement is determined based on the hypothetical liquidation at book value method of valuation (“HLBV”) being applied to each such mature fund at each reporting date, which calculates the accrued carried interest that would be due to the Company pursuant to fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. These returns are realized through the payment of cumulative dividends, as and when declared by the board of directors of the relevant BAM subsidiaries. The Tracking Shares are entitled to vote, together with the common shares owned indirectly by the Company, in respect of those subsidiaries and are presented as preferred shares redeemable non-controlling interest within the consolidated balance sheets, outside of permanent equity.
The first series of Tracking Shares issued by Brookfield US Holdings Inc. (“BUSHI”), a subsidiary of the Company, provides BN with an economic interest equal to effectively 100% of the carried interest earned in mature funds. The first series of Tracking Shares also includes all economic interest associated with the Company's investment in BSREP III. Any economics relating to the limited partnership interest in BSREP III is attributed to the preferred shares within the preferred shares redeemable non-controlling interest financial statement line item on the consolidated statement of operations. Carried interest entitlement on BSREP III is also determined using the HLBV method.
The second series of Tracking Shares issued by Brookfield Manager Holdings Ltd. (“BMHL”), a subsidiary of the Company, provides BN with an economic interest equal to effectively a 33.3% share of similar distributions on open-ended funds. During the year ended December 31, 2025, the second series of Tracking Shares was amended such that a future redemption by BMHL, whose board is controlled by BN, is now permitted upon the tenth anniversary of issuance, consistent with the first and third series of Tracking Shares.
The third series of Tracking Shares issued by BUSHI provides BN with an economic interest equal to 1.5% of certain investments held by Oaktree, an equity method investment of BAM, excluding any fee earnings, carried interest, incentive fees and performance fees of that equity method investee.
Each series of Tracking Shares has a redemption clause whereby BUSHI for the first and third series and BMHL for the second series, each of whose board is controlled by BN, may elect to redeem the Tracking Shares upon the tenth anniversary of issuance. While each series of Tracking Shares is not currently redeemable, the Company believes that each series of Tracking Shares will become redeemable as the redemption requirement is only through the passage of time. As such the relevant redeemable non-controlling interest recognized outside of permanent equity requires remeasurement at each reporting period. Once the first and second series of Tracking Shares are redeemed, the holder retains no further economic entitlement to the carried interest of the funds, and for the first series, the limited partner investment interest included within those respective Tracking Shares. Once the third series of Tracking Shares are redeemed, the holder retains no further economic entitlement to the certain investments held by Oaktree included within those respective Tracking Shares.
BUSHI's issued share capital includes class B senior preferred shares outstanding as at December 31, 2025, all of which are held by BN. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the BUSHI Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares were issued in December 2022 in conjunction with the 2022 Arrangement and are held by BN. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. While the class B senior preferred shares are not currently redeemable, the Company considers that it is probable such shares will become redeemable as the redemption requirement is only through the passage of time.
BUSHI's issued share capital includes class B preferred shares outstanding as at December 31, 2025, all of which are held by BN. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and entitle the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These class B preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity.
Due to the currently exercisable holder redemption option, the class B senior preferred shares and class B preferred shares are presented as a part of preferred shares redeemable non-controlling interest within the Company’s consolidated balance sheets, outside of permanent equity and are measured at their redemption amount plus any dividends declared and unpaid at each reporting period.

Additionally, BUSHI, as part of BAM's various share-based compensation arrangements, has issued class A preferred shares to BN. The shares rank junior to the Class B senior preferred and Tracking Shares and are redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and are non-voting. Due to the currently exercisable holder redemption option, these shares are presented as part of preferred shares redeemable non-controlling interest within the Company’s consolidated balance sheets, outside of permanent equity and are measured at their redemption amount plus any dividends declared and unpaid at each reporting period.
The Company recognizes any change in the carrying amount of its preferred shares redeemable non-controlling interest in net loss (income) attributable to preferred shares redeemable non-controlling interest in its consolidated statements of operations. Distributions on the preferred shares redeemable non-controlling interest are made periodically as carried interest is realized. Distributions are not deferred until a redemption event occurs. These distributions are presented within distributions in Note 13 “redeemable non-controlling interest”.
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
Transaction, advisory and other fees are principally fees charged to the investors of funds indirectly through the managed funds and portfolio companies. These fees are based on a fixed percentage of enterprise value or equity value of pooled capital raised and are earned generally when the capital is called. These fees are not tied to performance or ongoing investment management services, are not subject to clawback and are recorded in the reporting period in which the related transaction closes.
Accrued but unpaid base management and advisory fees, net of management fee reductions and management fee offsets, as of the reporting date are included in Accounts receivable and other, net or Due from affiliates in the consolidated balance sheets.
Incentive fees — Incentive fees include incentive distributions and performance fees and are accounted for as contracts with customers.
Incentive fees are incentive payments to reward the Company for meeting or exceeding certain performance thresholds of managed entities. This includes BBU performance fees that are earned above a high watermark.

Incentive distributions paid to us by our permanent capital vehicles BIP and BEP are determined by contractual arrangements and represent a portion of distributions paid above a predetermined hurdle. These amounts are accrued as revenue on the respective affiliates’ distribution record dates only if the predetermined hurdle has been achieved.
Incentive distributions and performance fees are not subject to clawback.
Incentive distributions and performance fees will not be recognized until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved.
Accrued but unpaid incentive distributions and performance fees are recorded within Due from affiliates in the consolidated balance sheets as of the reporting date.
Investment income (loss) — Investment income (loss) represents the unrealized and realized gains and losses on carried interest and movements in the fair value of the Company's principal investments and is accounted for outside of ASC 606.
Carried interest is a performance fee arrangement in which the Company receives a percentage of investment returns, generated within a private fund on carry eligible capital, based on a contractual formula. We are eligible to earn carried interest from a fund once returns exceed the fund’s contractually defined performance hurdles at which point, we earn an accelerated percentage of the additional fund profit until we have earned the percentage of total fund profit, net of fees and expenses, to which we are entitled. At the end of each reporting period, the Company calculates the balance of accrued carried interest that would be due to the Company for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued carried interest to reflect either (a) positive performance resulting in an increase in the accrued carried interest to the general partner or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued carried interest to the general partner. These adjustments are recorded in the consolidated statements of operations as unrealized carried interest allocations in Investment income. In each scenario, it is necessary to calculate the accrued carried interest on cumulative results compared to the accrued carried interest recorded to date and make the required positive or negative adjustments. The Company ceases to record negative carried interest once previously accrued carried interest for such funds have been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued carried interest as of the reporting date is reflected in Investments on the consolidated balance sheets.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the preferred return or, in limited instances, after certain thresholds for return of capital are met. Carried interest is subject to clawback to the extent that the carried interest received to date exceeds the amount due to the Company based on cumulative results. The accrual for potential repayment of previously received carried interest would represent amounts previously paid to the Company that would need to be repaid if these funds accruing carry were to be liquidated based on the fair value of their underlying investments. This amount is estimated to be $nil for all periods presented and as a result no clawback provision has been recognized in the consolidated financial statements.
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
Other revenues
Other revenues arises from the Relationship Agreement between BAM and BN. Under the Relationship Agreement, certain employee share-based and performance-based compensation costs are recovered from BN. Income generated under the Relationship Agreement relating to these instruments is recognized as other revenues in the consolidated statements of operations on a gross basis as the instruments vest or are incurred.
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

Other revenues also includes certain performance fees which are accounted for as contracts with customers. Amounts are accrued on a quarterly or annual basis and are not recognized until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved. Certain amounts are subject to clawback.
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
The Company uses the discounted cash flow method or the direct capitalization method to value the investments held in consolidated funds. Valuations may be derived by referencing observable valuation measures for comparable assets and recent market transactions, adjusted for asset specific factors. Where a discounted cash flow method is used, a terminal value is derived by referencing to a stabilized exit earnings before interest, taxes, depreciation and amortization and a capitalization rate.

Net Asset Value
Investment funds are typically measured using NAV as a practical expedient in determining fair value and are not classified in the fair value hierarchy. The carrying value reflects a pro rata ownership percentage as indicated by NAV in the investment fund financial statements, which may be adjusted if it is determined NAV is not calculated consistent with investment company fair value principles. The underlying investments of the investment funds may have significant unobservable inputs, which may include but are not limited to, comparable multiples and weighted average cost of capital (“WACC”) rates applied in valuation models or a discounted cash flow model.
Financial Assets and Financial Liabilities
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

Derivative instruments under ASC 815 are recognized on a gross basis as either financial assets or financial liabilities in the consolidated balance sheets at fair value with changes in fair value recognized in net income.
Derivative instruments are marked-to-market at the end of each reporting period based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Unrealized gains (losses) and realized gains (losses) are reflected within other expenses, net within the consolidated statements of operations.

Purchased or written options on equity interests of several of our equity method investments that do not meet the definition of a derivative are recognized on the consolidated balance sheets on a gross basis as financial assets or financial liabilities, respectively. These financial instruments are measured at fair value with changes in fair value recognized in Other expenses, net within the consolidated statements of operations.
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
When the Company acquires an additional interest in an existing equity method investment, resulting in a step-up in basis, the difference between the purchase price and the Company's proportionate share of the book value of the investee’s net assets is identified and allocated to the fair value of the identifiable assets and liabilities of the investee at the acquisition date. The excess of the purchase price over the book value of the net assets acquired is allocated to intangible assets and goodwill. The basis difference is generally amortized over the remaining useful lives of the intangible assets, while any amount allocated to goodwill is not amortized but is tested for impairment annually. The amortization of the basis difference affects the Company’s share of the investee’s net income or loss and is included in the “Share of Income from Equity Method Investments” line item in the consolidated statements of operations. The amortization periods for the intangible assets to which the basis difference is allocated are consistent with the estimated useful lives of those assets. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
In cases where the Company’s equity method investments provide for a disproportionate allocation of the profits and losses, the Company’s share of income (losses) from equity method investments is determined using a balance sheet approach referred to as the HLBV method. Under the HLBV method, at the end of each reporting period the Company calculates the accrued carried interest that would be due to the Company pursuant to fund agreements as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of the underlying investments varies between reporting periods, it is necessary to make adjustments to the amounts recorded as carried interest to reflect either a positive performance resulting in an increase in the carried interest allocated to the general partner or a negative performance that would cause the amount due to the Company to be less than the amount previously recognized, resulting in a negative adjustment to carried interest allocated to the general partner. In each case, such accrued carried interest will be recognized in the consolidated statements of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents represents cash on hand, cash held in banks, money market funds and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend revenue in the consolidated statements of operations.
Intangibles and Goodwill
Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from eight to fifteen years, reflecting the contractual lives of such assets. Amortization expense is included within general, administrative and other in the consolidated statements of operations. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s operating segments is less than their respective carrying values. In most circumstances, the operating segments are considered the reporting units for purposes of goodwill impairment testing; however, in certain cases, reporting units may be identified at a lower level when an underlying strategy is determined to not have similar economic characteristics. If it is determined that it is more likely than not that a reporting unit's fair value is less than its carrying value or when the quantitative approach is used, an impairment loss is recognized to the extent by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Property, Plant and Equipment, net
Property, plant and equipment, net consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives, which for leasehold improvements are the lesser of the lease term or the life of the asset, generally ten to fifteen years, and three to seven years for other fixed assets. Depreciation and amortization expense are recorded within general, administrative and other in the consolidated statements of operations. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Accounts Receivable, net
Accounts receivable, net includes management fees receivable from limited partners, receivables from underlying funds, placement and advisory fees receivables relating to unsettled sale transactions and loans extended to unaffiliated third parties. Accounts receivable, net are assessed for credit loss at each reporting date. Amounts determined to be uncollectible are charged directly to general, administrative and other in the consolidated statements of operations.
Foreign Currency
The U.S. Dollar is the functional and presentation currency of the Company. The Company consolidates a number of entities that have a non-U.S. Dollar functional currency. Each of the Company’s subsidiaries and associates determines its own functional currency and items of each subsidiary included in the consolidated financial statements are measured using that functional currency. Assets and liabilities of foreign operations having a functional currency other than the U.S. Dollar are translated at the rate of exchange prevailing at the reporting date and revenues and expenses at average rates during the year. Gains or losses on translation are accumulated as a component of equity. On the disposal of a foreign operation, or the loss of control, joint control or significant influence, the component of accumulated other comprehensive income relating to that foreign operation is reclassified to net income in the consolidated statements of operations. Gains or losses on foreign currency denominated balances and transactions that are designated as hedges of net investments in these operations are reported in the same manner.
Foreign currency-denominated monetary assets and liabilities of the Company are translated using the rate of exchange prevailing at the reporting date, and non-monetary assets and liabilities measured at fair value are translated at the rate of exchange prevailing at the date when the fair value was determined. Revenues and expenses are measured at average rates during the year. Gains or losses on translation of these items are included in net income. Foreign currency denominated non-monetary assets and liabilities, measured at historic cost, are translated at the rate of exchange at the transaction date.
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
Carried Interest Compensation — Unrealized and realized carried interest compensation is performance-based compensation based on performance of investments on a fund-by-fund basis. Such compensation expense is subject to both positive and negative adjustments. For certain carried interest compensation costs recognized in accordance with ASC 710 Compensation - General, BAM is not entitled to the associated carried interest income. Substantially all of these costs are recoverable from BN, with the recoveries being presented in other revenues in the consolidated statement of operations. As the expense is recorded as carried interest compensation costs and the recovery is recorded as other revenues, we note the movement in carried interest compensation costs and carried interest revenues on a gross basis may not have a direct correlation.
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
Income taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Income taxes as presented attribute deferred income taxes of the Company's standalone consolidated financial statements in a manner that is systematic, rational, and consistent with the asset and liability method.
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
The Company recognizes accrued interest and penalties related to uncertain tax positions within the provision for income taxes in the consolidated statements of operations.
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
In addition to the Relationship Agreement, BN, BAM and the Asset Management Company have entered into a services agreement (the “Services Agreement”), which replaced the Transition Services Agreement upon its expiration. Pursuant to the Services Agreement (i) the parties agree to provide certain services to support day-to-day corporate activities (including services relating to finance, treasury, accounting, legal and regulatory, marketing, communications, human resource, internal audit and information technology) and (ii) upon the request of BN, making the services of BAM investment personnel available for purposes of assisting on acquisitions, investments and other transactions (collectively, the “Services”). The Services are provided, at cost, and shall continue until terminated by written agreement by each of BN, BAM and the Asset Management Company.
See Note 20 for further detail on related party transactions.
Dividends
Dividends are reflected in the consolidated financial statements when declared.
Earnings per Share
The Company calculates earnings per share in accordance with ASC 260 Earnings Per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period.
Diluted net income per share reflects the impact of dilutive instruments, which are generally determined using the treasury stock method. For potentially dilutive instruments that are also participating securities, the treasury stock method or the two-class method, whichever, produces the more diluted result, is used to determine diluted net income per share.
Segment Reporting
The Company conducts its business through five operating segments, all of which are reportable segments: infrastructure, renewable power and transition, private equity, real estate and credit. Each operating segment represents a strategic business unit with specialized investment strategies, and are defined based on the nature of assets managed within each operating segment.
In accordance with ASC 280, Segment Reporting, we identify operating segments based on the internal reports reviewed by our Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM evaluates each segment's performance and allocates resources based on our key measure referred to as “Segment Earnings”.
See Note 22 for further discussion on segments.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosure, which requires disclosure of disaggregated information about a reporting entity's effective tax rate reconciliation, using both percentages and reporting currency amounts for specific standardized categories, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance prospectively effective for the fiscal year ended December 31, 2025. Refer to Note 10 for the respective disclosures. The adoption has not had a material impact on the Company's consolidated financial statements.
On March 21, 2024, the FASB issued ASU 2024-01, which clarifies how an entity determines whether a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. The Company adopted this guidance effective for the fiscal year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose specific information about existing costs and expenses in the notes to its financial statements. This ASU is intended to provide users with useful information about expenses critical to understanding an entity's performance. This standard requires that a public business entity disclose key expenses including, but not limited to, employee compensation, depreciation and amortization, and associated qualitative disclosures about the nature of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this update, but is not expected to have a material impact.
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
The following table outlines the above:

(In $ millions, unless otherwise noted)
Share consideration effectively transferred:
Post-Arrangement number of shares held by previous shareholders of BAM (millions)	439.8
Price of Class A Shares ($ per share)(a)	$57.13
25,127
Transaction costs	5
Less: BAM’s investment and other relationships in the Asset Management Company(b) (c)	(25,099)
Total purchase consideration	$33

Fair value of net assets acquired:
Cash	$6
Due from affiliates	793
Intangible assets(d)	215
Accounts payable and other	(883)
Due to affiliates	(10)
Deferred income tax liabilities(d)	(57)
Non-controlling interest	(31)
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

4.    INVESTMENTS

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Common and preferred shares (a)	$337	$400
Investments in affiliates (b)	787	1,116
Accrued carried interest - mature funds (c)	197	931
Accrued carried interest - new funds (c)	1,636	693
Equity method investments (d)
Equity interest in Oaktree	4,671	4,612
Equity interest in Castlelake	720	538
Equity interest in Primary Wave	261	147
Equity interest in Angel Oak	133	—
Equity interest in other affiliates	1,053	676
	$9,795	$9,113
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.
a.As at December 31, 2025, common and preferred shares were $337 million (2024 – $400 million). Common shares primarily represents investments of $64 million (2024 – $64 million) in Brookfield Renewable Energy L.P. and $27 million (2024 – $25 million) in Brookfield Infrastructure Income Fund Inc. Preferred shares represent investments of $188 million (2024 – $249 million) in GEMS Education and $58 million (2024 – $50 million) in Cherry Painting Company, Inc. Common and preferred share investments are carried at fair value with changes in fair value recorded in other expenses, net in the consolidated statements of operations.

b.As at December 31, 2025, investments in affiliates are primarily comprised of an interest in BSREP III, a fund which BAM manages, of $700 million (2024 – $1.0 billion) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities. The change in fair value of the Company’s interest in BSREP III was $161 million for the year ended December 31, 2025 (2024 - $82 million) and is recorded within other expenses, net in the consolidated statements of operations.

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

The change in BAM’s accrued carried interest for mature funds during the years ended December 31, 2025, 2024 and 2023 is as follows:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$931	$1,394	$1,147
Changes in fund fair values	(734)	(438)	298
Realized carried interest	—	(25)	(51)
Balance, ending	$197	$931	$1,394
All mature carried interest is due to BN therefore BAM's net amount of mature carried interest retained is $nil.
The change in BAM’s accrued carried interest for new funds during the years ended December 31, 2025, 2024 and 2023 is as follows:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Balance, beginning	$693	$305	$124
Changes in fund fair values	943	388	181
Balance, ending	$1,636	$693	$305
New fund carried interest is partially due to BN, who is entitled to 33.3%. After allocating this interest to BN, BAM's net interest in new fund unrealized carried interest is $1.1 billion.
d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company recognized its share of earnings from all of its equity method investments of $402 million (2024 – $339 million; 2023 - $167 million) for the year ended December 31, 2025 within the share of income from equity method investments in its consolidated statements of operations. The Company’s equity method investments include our:
i.approximate 74% economic interest in Oaktree of $4.7 billion (2024 – $4.6 billion);
ii.economic interest in Castlelake of $720 million (2024 – $538 million);
iii.49.9% economic interest in LCM of $221 million (2024 – $186 million);
iv.44% economic interest in Primary Wave of $261 million (2024 – $147 million);
v.51.3% economic interest in Angel Oak of $133 million (2024 – $nil);
vi.approximate 11% economic interest in Pretium of $330 million (2024 – $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. For the year ended December 31, 2025, a decrease of $21 million has been recognized on the value of the investment. For the year ended December 31, 2025 an increase of $8 million has been recognized on financial assets held by the Company associated with Pretium, which partially offset the change in the value of the investment;
vii.limited partner interests in funds of $368 million (2024 – $29 million) including Pinegrove Fund (2025 – $230 million; 2024 – $25 million), BPE (2025 – $92 million; 2024 – $nil), BGTF II (2025 – $36 million; 2024 – $nil) and;
viii.general partner interests in a number of our private funds.
Oaktree
During the year ended December 31, 2025, the Company increased its investment in Oaktree, resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest, which increased the Company’s economic interest in Oaktree from approximately 73% to approximately 74%. The Company paid cash consideration of $110 million, of which $40 million was provided by BN for its interest in preferred shares redeemable non-controlling interest. The net purchase price for BAM was $70 million. We continue to account for our interest in Oaktree as an equity method investment.

Primary Wave
During the year ended December 31, 2025, the Company increased its investment in Primary Wave resulting in a step-up in the basis of the investment. The step-up occurred due to the Company’s purchase of an additional equity interest for approximately $84 million, which increased the Company’s ownership percentage in Primary Wave from approximately 35%

to approximately 44%. We continue to account for our interest in Primary Wave as an equity method investment as we do not control the business.

Castlelake
During the year ended December 31, 2025, BAM participated in Castlelake's acquisition of Concora for approximately $475 million. As part of this acquisition, the Company contributed cash consideration of $116 million directly to Castlelake based on the Company's proportionate ownership. Additionally, the Company contributed $81 million for a direct interest in Concora. Overall these investments entitle the Company to an indirect and direct ownership interest of approximately 43%. The Company’s direct interest in Concora has been accounted for as an equity method investment.

Angel Oak
During the year ended December 31, 2025, BAM acquired a 51.3% economic stake in Angel Oak, a leading asset manager specializing in mortgage and consumer products for total consideration of approximately $149 million excluding transaction costs. The Company's interest in Angel Oak has been accounted for as an equity method investment. As part of the purchase agreement, the Company may be required to make additional payments as contingent consideration based on Angel Oak's earnings from 2025 to 2027. The Company has estimated the initial value of this contingent consideration which is included as part of the initial investment. Additionally, certain call options were entered into as part of the arrangement and the underlying value has been separately recognized from the initial value of the equity method investment.

Pinegrove Fund
During the year ended December 31, 2025, the Company invested $172 million in the Pinegrove Fund. The Company’s investment in the Pinegrove Fund has been accounted for as an equity method investment.

BPE
During the year ended December 31, 2025, the Company agreed to sell part of its interest in GEMS Education ($54 million) and Spring Education Group ($40 million) (collectively the “Seed Assets”) to BPE, a fund that will be managed by the Company. In exchange for the Seed Assets, the Company received units in BPE with an initial redemption value of approximately $94 million, which approximates the fair value of the Seed Assets. The units in BPE will be accounted for as an equity method investment and the investments previously held in the Seed Assets will be derecognized.

The summarized financial information of all of the Company’s equity method investees, in aggregate, as at December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, is as follows:

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Investments	$99,522	$79,740
Assets	111,310	86,488
Liabilities	27,202	19,318
Capital	81,798	67,020
Non-controlling interest	2,310	196

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Revenues	$8,469	$5,156	$2,426
Expenses	(5,861)	(3,997)	(2,806)
Net income (loss)	2,608	1,160	(380)
Net income attributable to non-controlling interest	69	20	12

During the year ended December 31, 2025, BAM disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. Prior to the disposal, the investment in the fund was classified as a disposal group held for sale measured at fair value less costs to sell. During the year ended December 31, 2025, BAM recognized a gain of $15 million, reported within Other expenses, net within the consolidated statements of operations upon the disposal of this investment.
Investments of Consolidated Funds
The summary of the Company's investments held in consolidated funds as at December 31, 2025 and 2024, is as follows:

AS AT DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2025	2024	2025	2024
Equity securities, at fair value	$253	$251	50%	100%
Debt, at fair value	252	—	50%	—%
Total investments, at fair value	$505	$251	100%	100%
As of December 31, 2025 and 2024, no single issuer or investment, including derivative instruments and underlying portfolio investments of the consolidated funds, had a fair value that exceeded 5% of BAM’s total assets.
During the year ended December 31, 2025, BAM assigned part of its commitment in Brookfield Infrastructure Structured Solutions (“BISS”) to a related party. As a result of this BAM is no longer the primary beneficiary of BISS and therefore BISS was deconsolidated during the year ended December 31, 2025.
As of December 31, 2025, BAM continues to consolidate BSI II. The investments in consolidated funds are accounted for at their fair value under ASC 946 Financial Services – Investment Companies. During the year ended December 31, 2025, the Company, through BSI II, acquired debt and equity interests in Spring Education.
Other income, net of consolidated funds in the consolidated statements of operations, consists primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. For the year ended December 31, 2025, there were $47 million of gains recognized from investment activities within Other income, net of consolidated funds on the consolidated statements of operations (2024 – $nil; 2023 – $nil).

5.    VARIABLE INTEREST ENTITIES
The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through another consolidated entity. VIEs include certain credit focused entities within the Oaktree platform, whereby the purpose of such VIEs is to provide a vehicle that allocates our share of its performance-based fees between the Company and BN, as well as certain consolidated funds where BAM is the primary beneficiary. The fundamental risks of these consolidated VIEs, mainly include loss of invested capital and performance-based fees. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As at December 31, 2025, the Company had unfunded commitments of $500 million to the consolidated funds.

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Cash and cash equivalents	$—	$—
Investments	411	1,083
Investments of consolidated funds	505	251
Other assets	—	—
Total Assets	$916	$1,334

Borrowings of consolidated funds	$462	$251
Other liabilities	—	—
Total Liabilities	$462	$251
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominately include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the year ended December 31, 2025 and 2024, the Company did not provide any financial and other support to unconsolidated VIEs other than its obligated commitments.
The assets and liabilities recognized in the Company's consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Investments	$1,130	$1,472
Due from affiliates	4	9
VIE related assets	1,134	1,481
Maximum exposure to loss	$1,134	$1,481
6.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the consolidated financial statements: cash, accounts receivable and other, net, accounts payable and other, net, due to affiliates and due from affiliates.
Financial Instruments
The following tables summarize the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as at December 31, 2025 and 2024:

	2025
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$1,181	$—	$—	$—	$1,181
Financial assets	—	7	410	—	417
Investments:
Common and preferred shares	—	—	310	27	337
Investments in affiliates	—	—	—	700	700
Equity method investments under fair value option	—	—	330	—	330
Total assets at fair value	$1,181	$7	$1,050	$727	$2,965
Liabilities
Financial liabilities	$—	$5	$444	$—	$449
Total liabilities at fair value	$—	$5	$444	$—	$449

	2024
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$172	$—	$—	$—	$172
Financial assets	—	—	231	—	231
Investments:
Common and preferred shares	10	—	363	25	398
Investments in affiliates	—	—	—	1,026	1,026
Equity method investments under fair value option	—	—	351	—	351
Investments held for sale	—	—	242	—	242
Total assets at fair value	$182	$—	$1,187	$1,051	$2,420
Liabilities
Financial liabilities	$—	$—	$228	$—	$228
Total liabilities at fair value	$—	$—	$228	$—	$228

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
The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as at December 31, 2025 and 2024:

AS AT DECEMBER 31, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$410	Option pricing model	Volatility	35% - 40%	39%	Higher
			Discount rate	3% - 9%	5%	Lower
Common and preferred shares (c)	310	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	330	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	444	Option pricing model	Volatility	25% - 40%	35%	Higher
			Discount rate	3% - 4%	4%	Lower

AS AT DECEMBER 31, 2024 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$231	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 9%	6%	Lower
Common and preferred shares (c)	363	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	351	Market approach	N/A	N/A	N/A	N/A
Investments held for sale (e)	242	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (f)	228	Option pricing model	Volatility	30% - 40%	38%	Higher
			Discount rate	5% - 8%	5%	Lower
(a)Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)Financial assets relate to call options held by the Company to acquire additional shares of Primary Wave, LCM, Angel Oak and Castlelake from other investors of the investee using a prescribed valuation methodology in exchange for cash, Class A Shares of BAM or BN or other forms of consideration at the discretion of the Company. Financial assets also includes a financial guarantee that ensures a pre-determined return is earned on the 11% economic interest in Pretium. The fair value of these instruments are determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
(c)Common shares categorized as Level III represents investments of $64 million in Brookfield Renewable Energy L.P. (2024 – $64 million). Preferred shares represent $188 million of preferred shares in GEMS Education (2024 – $249 million) and $58 million preferred shares of Cherry Painting Company, Inc. (2024 – $50 million). Common and preferred share investments are carried at fair value with changes in fair value recorded in the consolidated statements of operations.
(d)Equity method investments under fair value option represents an approximate 11% economic interest in Pretium of $330 million (2024 – $351 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the consolidated statements of operations.

(e)On March 27, 2025, the Company disposed of its interest in Redwood Evergreen Fund LP for approximately $257 million. As a result, for the year ended December 31, 2025, BAM recognized a gain of $15 million, reported in Other expenses, net within the consolidated statements of operations.
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
Level III Changes in Fair Value
During the year ended December 31, 2025 and 2024, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level III investments are reported in other expenses, net in the consolidated statements of operations.

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	132	16	(21)	142
Purchases and other	47	(10)	40	86
Transfers	—	(59)	(40)	—
Payments	—	—	—	(12)
Balance, ending	$410	$310	$330	$444

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$37	$64	$—	$122
Fair value changes in net income	68	—	—	(7)
Purchases	126	532	351	113
Sales	—	(233)	—	—
Balance, ending	$231	$363	$351	$228

Financial Instruments of Consolidated Funds
The following tables summarize the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as at December 31, 2025 and 2024:

	2025				2024
AS AT DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$253	$253	$—	$—	$251	$251
Investments in debt	—	—	252	252	—	—	—	—
Total assets at fair value	$—	$—	$505	$505	$—	$—	$251	$251
Liabilities
Borrowings	$462	$—	$—	$462	$251	$—	$—	$251
Total liabilities at fair value	$462	$—	$—	$462	$251	$—	$—	$251

Level III Measurements of Consolidated Funds

AS AT DECEMBER 31, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$253	Market approach	N/A	N/A	N/A	N/A
Investments in debt	252	Par (net of amortized discount) plus accrued interest	Discount rate	14%	14%	Lower

AS AT DECEMBER 31, 2024 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$251	Market approach	N/A	N/A	N/A	N/A

Level III Changes in Fair Value of Consolidated Funds

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2025 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$—	$251
Fair value changes in net income	25	22
Deconsolidation of consolidated funds	—	(267)
Purchases, net	227	247
Balance, ending	$252	$253

AS AT AND FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	Investments in equity securities
Balance, beginning	$—
Fair value changes in net income	—
Purchases, net	251
Balance, ending	$251
7.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. The margins are subject to change based on the Company's credit rating. During the year ended December 31, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion.

During the year ended December 31, 2025, BAM completed three debt offerings, issuing an aggregate of $2.5 billion of senior unsecured notes. On April 24, 2025, BAM issued $750 million of 10-year senior unsecured notes at a fixed interest rate of 5.795%. On September 9, 2025, BAM issued $750 million of 30-year senior unsecured notes at a fixed interest rate of 6.077%. On November 18, 2025, BAM issued $600 million of 5-year senior unsecured notes at a fixed interest rate of 4.653%, and $400 million of 10-year senior unsecured notes at a fixed interest rate of 5.298%.

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

BAM has the following debt obligations outstanding:

AS AT DECEMBER 31, (MILLIONS)	2025		2024		Remaining Maturity
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes
4.653%, Due 11/15/2030	$600	$605	$—	$—	58 months
5.795%, Due 4/24/2035	750	786	—	—	113 months
5.298%, Due 1/15/2036	400	400	—	—	121 months
6.077%, Due 9/15/2055	750	769	—	—	357 months
Deferred financing costs	(22)	(22)	—	—	N/A
Total corporate borrowings	$2,478	$2,538	$—	$—
Fair value is determined by broker quote and these notes would be classified as level II within the fair value hierarchy.
Borrowings of Consolidated Funds
Certain consolidated funds also maintain revolving credit facilities that are secured by the limited partner commitments of the respective fund. The consolidated funds of BAM have the following borrowings:

AS AT DECEMBER 31, (MILLIONS)	2025	2024	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$462	$251	$745	6.1%	1 month	0.3%
Total borrowings of consolidated funds	$462	$251
BAM was in compliance with all financial covenants associated with its corporate borrowings as of December 31, 2025 and 2024.

8.    DERIVATIVES
Freestanding derivatives are instruments that the Company have entered into in the normal course of business to achieve certain risk management objectives as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include interest rate swaps, total return swaps, and foreign currency forward contracts. As a result of the use of derivative contracts, the Company is exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company enters into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of all outstanding derivative contracts.

AS AT DECEMBER 31, 2025 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$325	$4	$405	$3
Total return swap contracts	66	3	8	1
Interest rate swap contracts	—	—	370	1
	$391	$7	$783	$5

Nominal realized and unrealized gains and losses arising from freestanding derivatives were recorded in the consolidated statements of operations for the years ended December 31, 2025 and 2024, respectively.

There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of December 31, 2025 and 2024. Derivatives are recorded gross as financial assets or financial liabilities in the consolidated balance sheets.

9.    REVENUE
The Company offers investment products on a number of strategies, specifically renewable power and transition, infrastructure, private equity, real estate and credit, operating in more than 50 countries. The majority of base management and advisory fees are earned from customers located in the U.S.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE YEAR ENDED DECEMBER 31, 2025 (MILLIONS)	Renewable power and transition	Infrastructure	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$111	$142	$90	$574	$311	$1,228
United Kingdom	229	227	88	302	16	862
Canada	203	400	73	23	80	779
Other	164	202	46	87	16	515
Incentive fees	145	320	95	—	—	560
	$852	$1,291	$392	$986	$423	$3,944

FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	Renewable power and transition	Infrastructure	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$105	$204	$120	$558	$214	$1,201
United Kingdom	163	189	83	252	—	687
Canada	172	374	71	23	25	665
Other	105	171	48	80	—	404
Incentive fees	129	295	—	—	—	424
	$674	$1,233	$322	$913	$239	$3,381

FOR THE YEAR ENDED DECEMBER 31, 2023 (MILLIONS)	Renewable power and transition	Infrastructure	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$103	$190	$104	$556	$126	$1,079
United Kingdom	151	200	45	174	—	570
Canada	176	422	104	44	12	758
Other	71	140	70	78	—	359
Incentive fees	111	265	—	—	—	376
	$612	$1,217	$323	$852	$138	$3,142

10.    INCOME TAXES
The following is a summary of the Company's income tax expense (benefit).
The income before provision for taxes consists of the following:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
United States	$171	$671	$828
Canada	429	503	599
Other	2,325	1,372	1,127
	$2,925	$2,546	$2,554
The provision (benefit) for taxes consists of the following:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Current
United States	$126	$89	$147
Canada	34	(92)	65
Other	216	167	113
Total provision for current tax	376	164	325
Deferred
United States	34	60	57
Canada	72	208	31
Other	45	6	4
Total provision for deferred tax	151	274	92
Provision for income tax
United States	160	149	204
Canada	106	116	96
Other	261	173	117
Total Provision for income tax	$527	$438	$417

The Company's effective income tax rate is different from the Company's federal statutory income tax rate due to the following differences set out below:

FOR THE YEAR ENDED DECEMBER 31, (MILLIONS)	2025
	$	%
Income before provision for taxes	$2,925
Federal statutory income tax rate	439	15%
(Reduction) increase in rate resulting from:
United States
International operations subject to different tax rates	60	2%
Stock compensation	(43)	(1)%
Changes in valuation allowance	197	7%
Other	(15)	—%
Canada
Provincial tax	56	2%
Other	5	—%
United Kingdom	42	1%
Other jurisdictions	8	—%
Incentive distributions	(78)	(3)%
Taxable income attributable to non-controlling interests	(59)	(2)%
Portion of gains subject to different tax rates	(85)	(3)%
Effective income tax rate	$527	18%

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2024	2023
Combined statutory income tax rate	27%	27%
(Reduction) increase in rate resulting from:
Incentive distributions	(3)%	(3)%
International operations subject to different tax rates	(2)%	(4)%
Taxable income attributable to non-controlling interests	(1)%	(1)%
Portion of gains subject to different tax rates	(2)%	(2)%
Other	(2)%	(1)%
Effective income tax rate	17%	16%
A summary of the tax effects of the temporary differences is as follows:

AS AT DECEMBER 31, (MILLIONS)	2025	2024	2023
Assets
Losses (United States)	$445	$552	$720
Losses (Other)	6	6	6
Investment basis differences/net unrealized gains and losses	318	28	(83)
Deferred income tax assets before valuation allowance	$769	$586	$643
Valuation allowance	(197)	—	—
Deferred income tax assets	$572	$586	$643
Liabilities
Investment basis differences/net unrealized gains and losses	169	46	40
Deferred income tax liabilities	$169	$46	$40

Management evaluates the realizability of deferred tax assets by considering, among other factors, projections of future taxable income, beginning with historical results and incorporating assumptions regarding the amount and character of future taxable income. These assumptions require judgment and are consistent with the Company's operating plans and estimates used to manage the business.
As at December 31, 2025, a valuation allowance of $197 million has been recorded against deferred tax assets related to net operating loss carryforwards in the U.S. that are not more likely than not to be utilized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
As at December 31, 2025, the Company has net operating loss carryforwards in the U.S. of approximately $2.1 billion (2024 – $2.6 billion) that expire after 2026.
As at December 31, 2025, the Company has accumulated undistributed earnings generated by certain foreign subsidiaries, which it intends to indefinitely reinvest and have not recorded any deferred taxes with respect to outside tax basis difference on these subsidiaries.
As at December 31, 2025, the Company did not have any material unrecognized tax benefits related to uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of December 31, 2025, certain of the Company’s U.S. and non-U.S. income tax returns for 2018 through 2023 are open to or are under examination.
11.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A Shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding escrowed shares and options held by employees and non-employees that have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the years ended December 31, 2025, 2024 and 2023 was calculated as follows:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025		2024		2023
	Class A Shares	Class B Shares	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$2,482	$—	$2,165	$—	$1,837	$—
Denominator
Weighted average of common stock outstanding - basic	1,612.2	—	1,603.4	—	1,585.8	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	16.3	—	10.2	—	4.8	—
Weighted average of common stock outstanding - diluted	1,628.5	—	1,613.6	—	1,590.6	—
Net Income per Share
Earnings per share - basic	$1.54	$1.54	$1.35	$1.35	$1.16	$1.16
Earnings per share - diluted	$1.52	$1.54	$1.34	$1.35	$1.16	$1.16
The following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Management stock options of BAM	3.8	4.2	8.2
Escrow shares of BAM	3.6	3.7	5.0
Total	7.4	7.9	13.2

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
The expense recognized for share-based compensation is summarized in the following table:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$44	$24	$24
Escrowed Stock Plan	60	20	14
Restricted Stock Plan	55	51	48
	$159	$95	$86

Expense/(Recovery) arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$88	$42	$15
Restricted Share Unit Plan	—	1	(3)
	$88	$43	$12
The share-based payment plans are described below.
Management Share Option Plan
BAM recognizes any awards associated with the existing Equity Plans for its employees irrespective of whether the awards were granted by BN or BAM. Options issued under the Management Share Option Plan (“MSOP”) of both BN and BAM vest over a period of up to five years, expire ten years after the grant date and are settled through issuance of Class A Shares or BN Class A Shares. The exercise price is equal to the market price at the grant date. For the year ended December 31, 2025, the total expense incurred with respect to MSOP totaled $44 million (2024 – $24 million; 2023 – $24 million).
The change in the number of options during the year ended December 31, 2025 was as follows:

	Number of Brookfield Asset Management Ltd. Options[1]		Number of Brookfield Corporation Options[2,3]
	Number of Options (000's)	Weighted-Average Exercise Price	Number of Options (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2025	12,565	$34.54	19,955	$20.06
2025 Arrangement	6,085	31.67	16,133	17.38
Transferred	90	31.03	1,214	22.49
Granted	4,708	59.62	375	40.19
Exercised	(1,365)	23.85	(9,334)	14.41
Cancelled	(417)	44.27	(117)	29.26
Outstanding as at December 31, 2025	21,666	$39.65	28,226	$20.91
1. Represents the continuity of BAM options relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of BN's options relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
3. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The change in the number of options during the year ended December 31, 2024 was as follows:

	Number of Brookfield Asset Management Ltd. Options[1]		Number of Brookfield Corporation Options[2,3]
	Number of Options (000's)	Weighted-Average Exercise Price	Number of Options (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2024	9,969	$30.81	27,700	$18.77
Transferred	(363)	32.80	(1,805)	18.49
Granted	4,319	40.07	—	—
Exercised	(1,004)	20.64	(5,749)	14.06
Cancelled	(356)	36.96	(191)	27.82
Outstanding as at December 31, 2024	12,565	$34.54	19,955	$20.06
1. Represents the continuity of BAM options relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of BN's options relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
3. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The change in the number of options during the year ended December 31, 2023 was as follows:

	Number of Brookfield Asset Management Ltd. Options[1]		Number of Brookfield Corporation Options[2,3]
	Number of Options (000's)	Weighted-Average Exercise Price	Number of Options (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2023	5,631	$22.87	32,742	$17.07
Transferred	(455)	19.18	(2,656)	14.40
Granted	5,721	35.13	—	—
Exercised	(652)	16.99	(2,027)	11.45
Cancelled	(276)	35.27	(359)	26.58
Outstanding as at December 31, 2023	9,969	$30.81	27,700	$18.77
1. Represents the continuity of BAM options relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of BN's options relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
3. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The weighted-average grant date fair value of BAM MSOP granted for the year ended December 31, 2025 was $11.18 (2024 – $6.12; 2023 – $5.26), and was determined using the Black-Scholes valuation model, with inputs to the model as follows:

FOR THE YEAR ENDED DECEMBER 31 (MILLIONS)	Unit	2025	2024	2023
Weighted-average share price	US$	$59.62	$40.07	$35.13
Average term to exercise	Years	7.5	7.5	7.5
Share price volatility[1]	%	29.9	29.2	28.5
Liquidity discount	%	25.0	25.0	25.0
Weighted-average annual dividend yield	%	3.7	4.8	4.6
Risk-free rate	%	4.4	4.2	3.9
1. Share price volatility was determined based on implied volatilities consistent with Brookfield Corporation's historical share prices over a similar period to the average term to exercise.
The total fair value of the options granted during the year ended December 31, 2025 was $53 million (2024 – $38 million; 2023 – $41 million).

Escrowed Stock Plan
The Escrowed Stock (“ES”) shares generally vest over five years and must be held to the fifth anniversary of the grant date. At a date no more than ten years from the grant date, all outstanding ES shares will be exchanged for Class A Shares or BN Class A Shares based on the respective market value at the time of the exchange. The number of Class A Shares or BN Class A Shares issued on exchange will be less than the number of shares purchased under the ES Plan resulting in a net reduction in the number of Class A Shares or BN Class A Shares. For the year ended December 31, 2025, the total expense incurred with respect to the ES Plan totaled $60 million (2024 – $20 million; 2023 – $14 million).
The changes in the number of ES shares during the year ended December 31, 2025 was as follows:

	Number of Brookfield Asset Management Ltd. ES Shares[1]		Number of Brookfield Asset Management ULC ES Shares[2]		Number of Brookfield Corporation ES Shares[3,4]
	Number of ES Shares (000's)	Weighted-Average Exercise Price	Number of ES Shares (000's)	Weighted-Average Exercise Price	Number of ES Shares (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2025	3,242	$32.24	1,494	$40.07	10,878	$23.49
2025 Arrangement	9,038	31.62	3,409	40.32	26,502	23.23
Transferred	(505)	32.36	(250)	40.07	393	40.13
Granted	3,544	59.62	—	—	750	40.19
Exercised	(61)	29.64	—	—	(1,344)	25.76
Cancelled	—	—	—	—	—	—
Outstanding as at December 31, 2025	15,258	$38.24	4,653	$40.26	37,179	$23.74
1. Represents the continuity of BAM ES relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of the Asset Management Company ES relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
3. Represents the continuity of BN ES relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
4. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The changes in the number of ES shares during the year ended December 31, 2024 was as follows:

	Number of Brookfield Asset Management Ltd. ES Shares[1]		Number of Brookfield Asset Management ULC ES Shares[2]		Number of Brookfield Corporation ES Shares[3,4]
	Number of ES Shares (000's)	Weighted-Average Exercise Price	Number of ES Shares (000's)	Weighted-Average Exercise Price	Number of ES Shares (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2024	3,321	$32.18	—	$—	11,740	$23.58
Transferred	—	—	—	—	(18)	27.74
Granted	—	—	1,494	40.07	—	—
Exercised	(79)	29.64	—	—	(835)	24.50
Cancelled	—	—	—	—	(9)	30.34
Outstanding as at December 31, 2024	3,242	$32.24	1,494	$40.07	10,878	$23.49
1. Represents the continuity of BAM ES relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of the Asset Management Company ES relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
3. Represents the continuity of BN ES relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
4. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The changes in the number of ES shares during the year ended December 31, 2023 were as follows:

	Number of Brookfield Asset Management Ltd. ES Shares[1]		Number of Brookfield Corporation ES Shares[2,3]
	Number of ES Shares (000's)	Weighted-Average Exercise Price	Number of ES Shares (000's)	Weighted-Average Exercise Price
Outstanding as at January 1, 2023	2,361	$29.64	15,211	$23.48
Transferred	(575)	29.64	(3,449)	23.14
Granted	1,535	35.13	—	—
Cancelled	—	—	(22)	29.00
Outstanding as at December 31, 2023	3,321	$32.18	11,740	$23.58
1. Represents the continuity of BAM ES relating to only those employees of the Company based on BAM's weighted average exercise price which differs from that of BN.
2. Represents the continuity of BN ES relating to only those employees of the Company based on BN's weighted average exercise price which differs from that of BAM.
3. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The weighted-average grant date fair value of BAM escrowed shares granted for the year ended December 31, 2025 was $11.18 (2024 – $6.12; 2023 – $5.26), and was determined using the Black-Scholes model of valuation with inputs to the model as follows:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	Unit	2025	2024	2023
Weighted-average share price	US$	$59.62	$40.07	$35.13
Average term to exercise	Years	7.5	7.5	7.5
Share price volatility[1]	%	29.9	29.2	28.5
Liquidity discount	%	25.0	25.0	25.0
Weighted-average annual dividend yield	%	3.7	4.8	4.6
Risk-free rate	%	4.4	4.2	3.9
1. Share price volatility was determined based on implied volatilities consistent with BN's historical share prices over a similar period to the average term to exercise.
The total fair value of the escrowed shares granted during the year ended December 31, 2025 was $40 million (2024 – $30 million; 2023 – $25 million).
Restricted Stock Plan
The Restricted Stock Plan awards executives with Class A Shares and BN Class A Shares purchased on the open market (“Restricted Shares”). Under the Restricted Stock Plan, Restricted Shares awarded vest over a period of up to five years, except for Restricted Shares awarded in lieu of a cash bonus, which may vest immediately. Vested and unvested Restricted Shares are subject to a hold period of up to five years. Holders of Restricted Shares are entitled to vote and to receive associated dividends. Employee compensation expense for the Restricted Stock Plan is charged against income over the vesting period.
Compensation expense for the year ended December 31, 2025 was $55 million (2024 – $51 million; 2023 – $48 million).
Deferred Share Unit Plan
The Deferred Share Unit (“DSU”) Plan provides for the issuance of DSUs. Under the DSU plan, qualifying employees and directors receive varying percentages of their annual incentive bonus or directors’ fees in the form of DSUs. The DSUs vest over periods of up to five years, and accumulate additional DSUs at the same rate as dividends on Class A Shares and BN Class A Shares based on the market value of the shares at the time of the dividend. Participants are not allowed to convert vested DSUs into cash until retirement or cessation of employment.
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A Shares or BN Class A Shares at the time the conversion takes place. The fair value of the vested DSUs as at December 31, 2025 was $701 million (December 31, 2024 – $150 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the year ended December 31, 2025, employee compensation expense totaled $88 million (2024 – $42 million; 2023 – $15 million).

Restricted Share Unit Plan
The Restricted Share Unit (“RSU”) Plan provided for the issuance of RSUs. Under the RSU plan, qualifying employees and directors received varying percentages of their annual incentive bonus or directors’ fees in the form of RSUs. The RSUs vest over periods of up to five years. Participants were not allowed to convert RSUs into cash until retirement or cessation of employment. The value of the RSUs, when converted into cash, was equivalent to the difference between the market price of equivalent number of Class A Shares or BN Class A Shares at the time the conversion takes place and the market price on the date the RSUs are granted.
During the year ended December 31, 2024, the RSU Plan was settled and participating employees and directors of BAM received a cash settlement equal to the value of the RSUs at the date of settlement or an option to acquire preferred shares in subsidiaries of BN with a redemption value equal to the value of their RSUs on the date of the settlement of the RSU plan.
The value of the outstanding options associated with the settlement of the RSU plan as at December 31, 2025 was $nil (December 31, 2024 – $21 million) and the fair value of outstanding RSUs was $nil (December 31, 2024 – $nil).
For the year ended December 31, 2025, expense associated with the RSU's totaled $nil (2024 – $1 million; 2023 – recovery of $3 million).
The change in the number of DSUs and RSUs outstanding for the year ended December 31, 2025 was as follows:

	DSUs		RSUs
	Number of Units Tracking to BAM Ltd. share price (000's)	Number of Units Tracking to BN1 share price (000's)	Number of Units Tracking to BN1 share price (000's)	Weighted-Average Exercise Price (CAD)
Outstanding as at January 1, 2025	387	2,297	—	$—
2025 Arrangement	1,694	10,515	—	—
Transferred	13	233	—	—
Granted and reinvested	138	104	—	—
Exercised and cancelled	(178)	(898)	—	—
Outstanding as at December 31, 2025	2,054	12,251	—	$—
1. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.
The change in the number of DSUs and RSUs outstanding for the year ended December 31, 2024 was as follows:

	DSUs		RSUs
	Number of Units Tracking to BAM Ltd. share price (000's)	Number of Units Tracking to BN1 share price (000's)	Number of Units Tracking to BN1 share price (000's)	Weighted-Average Exercise Price (CAD)
Outstanding as at January 1, 2024	788	4,804	854	$2.62
Transferred	(7)	(97)	—	—
Granted and reinvested	30	26	—	—
Exercised and cancelled	(424)	(2,436)	(854)	2.62
Outstanding as at December 31, 2024	387	2,297	—	$—
1. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.

The change in the number of DSUs and RSUs outstanding for the year ended December 31, 2023 was as follows:

	DSUs		RSUs
	Number of Units Tracking to BAM Ltd. share price (000's)	Number of Units Tracking to BN1 share price (000's)	Number of Units Tracking to BN1 share price (000's)	Weighted-Average Exercise Price (CAD)
Outstanding as at January 1, 2023	915	5,785	1,234	$2.62
Transferred	(123)	(822)	(380)	2.62
Granted and reinvested	30	40	—	—
Exercised and cancelled	(34)	(199)	—	—
Outstanding as at December 31, 2023	788	4,804	854	$2.62
1. Adjusted to reflect the three-for-two stock split completed on October 9, 2025.
13.    PREFERRED SHARES REDEEMABLE NON-CONTROLLING INTEREST
As at December 31, 2025, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2025		2024
AS AT DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	200	$1,115	100	$1,804
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	2,520,571	63	2,520,571	63
Class A preferred	5,909,372	148	7,797,431	195
BMHL Tracking Shares	100	31	100	—
		$1,398		$2,103
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

AS AT AND FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024
Balance, beginning	$2,103	$2,166
Issuances	124	158
Distributions	(199)	—
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	(47)	—
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	(480)	(211)
Settlements	(94)	—
Other	(9)	(10)
Balance, ending	$1,398	$2,103
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
During the year ended December 31, 2025, BUSHI paid BN a $176 million cash dividend on the BUSHI Tracking Shares, BMHL paid BN a $14 million cash dividend on the BMHL tracking shares, and BUSHI declared a $7 million distribution to BN on the Class A Preferred Shares and $2 million on the Senior Class B Preferred Shares.

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
Class A preferred shares
The class A preferred shares were issued by a subsidiary of BAM to BN, redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. During the year ended December 31, 2025, 1,888,059 class A preferred shares worth $47 million were deemed to have been settled upon consolidation as a result of the 2025 Arrangement.
The Company accounts for the changes in the value of the redeemable non-controlling interest in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company elects for the BUSHI tracking shares and class B senior preferred shares to recognize changes in the redemption value immediately as they occur and adjust the carrying amount to equal the redemption value at the end of each reporting period. During the year ended December 31, 2025, the BMHL tracking shares were amended such that a future redemption by BUSHI, whose board is controlled by BN, is now permitted upon the tenth anniversary of issuance consistent with the BUSHI tracking shares. As a result, BAM recognizes changes in the redemption value of the BMHL tracking shares by adjusting the carrying amount to equal the redemption value at the end of each reporting period. The BUSHI class B preferred shares are currently redeemable and are therefore measured at their redemption amount at each reporting date. However, no adjustment to the carrying value of the class B preferred shares is expected as dividends declared are expected to be paid on or prior to each reporting date.
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
The movement in the carrying value of non-controlling interest is as follows:

AS AT AND FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024
Balance, beginning	$336	$173
Net income	369	151
Contributions	61	16
2025 Arrangement	31	—
Distributions(a)	(24)	(4)
Balance, ending	$773	$336

(a) Distributions include a $17 million adjustment to derecognize the remaining non-controlling interest in a consolidated entity that was acquired during the year ended December 31, 2025.
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds.

AS AT AND FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024
Balance, beginning	$—	$—
Net income	24	—
Contributions	163	—
Deconsolidation of consolidated funds	(166)	—
Balance, ending	$21	$—

15.    ACCOUNTS RECEIVABLE AND OTHER, NET

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Accounts receivable	$106	$225
Prepaid expenses	128	175
Other assets	99	83
	$333	$483
Other assets is primarily comprised of tax recoveries not yet collected.
16.    ACCOUNTS PAYABLE AND OTHER, NET

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Accounts payable	$599	$490
Accrued liabilities	911	602
Other liabilities	949	257
	$2,459	$1,349
Other liabilities are primarily comprised of current taxes payable, accrued bonuses, and amounts payable related to cash based compensation vesting.
17. PROPERTY, PLANT AND EQUIPMENT, NET

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Property, plant, and equipment, net	$43	$30
Leasehold improvements, net	49	28
	$92	$58
Depreciation expense of $12 million (2024 – $6 million, 2023 – $3 million) related to property, plant, and equipment, and $8 million (2024 – $5 million, 2023 – $8 million) related to leasehold improvements for the years ended December 31, 2025, 2024 and 2023, is included in general, administrative, and other in the consolidated statements of operations.
18.    GOODWILL AND INTANGIBLE ASSETS, NET
The carrying value of goodwill was $236 million as of December 31, 2025 (2024 – $251 million).
Intangible assets, net consists of the following:

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Contractual customer relationships	$362	$145
Accumulated amortization and impairment	(128)	(107)
Intangible assets, net	$234	$38
Changes in intangible assets, net consists of the following:

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Balance, beginning of year	$38	$42
2025 Arrangement	215	—
Amortization	(20)	(4)
Other	1	—
Balance, end of year	$234	$38
Intangible assets, net consist of acquired contractual rights to earn future fee income, which have a weighted-average amortization period of 10 years as well as indefinite life intangible assets. Amortization of intangible assets held at December 31, 2025 is expected to be $25 million, $24 million, $24 million, and $24 million for each of the years ending December 31, 2026, 2027, 2028 and 2029, respectively.

In accordance with ASC 350 Intangibles — Goodwill and Other, management reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds. During the year ended December 31, 2025, the Company recorded an impairment loss of $15 million (2024 – $nil) related to a specific underlying strategy that will not be continued. In all other instances the fair value was found to be in excess of the carrying value of the relevant reporting unit.
In addition, an assessment of impairment indicators was performed with respect to certain intangible assets and no indicator of impairment was identified.
The fair value of the reporting units for both goodwill and intangibles was determined utilizing a discounted cashflow model along with inputs from assessing multiples of publicly traded companies.
The key assumptions used in the calculation of fair value included assumptions on growth rates, effective tax rates, operating margins, and the weighted average cost of capital, (“WACC”). Specifically, we calculated the residual value by dividing the residual free cash flow by a capitalization rate equal to the WACC 15.0% (2024 – 14.5%) minus the expected long-term growth rate of the free cash flows 4.0% (2024 – 4.0%). No significant changes have occurred since the impairment test was performed.
19. CASH AND CASH EQUIVALENTS

AS AT DECEMBER 31,	2025	2024
Cash	$402	$232
Cash equivalents	1,181	172
	$1,583	$404
The carrying value of cash and cash equivalents approximates their fair value. Cash equivalents comprise of a deposit with BN of $1.1 billion (2024 – $132 million).
20.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions and derives substantially all of its revenue from the provision of asset management services to affiliates and related parties. During the year ended December 31, 2025, the Company recorded revenues of $4.8 billion (2024 – $3.8 billion, 2023 – $3.5 billion), with affiliates and related parties on its consolidated statements of operations.
BAM also has investment management agreements with the funds that it manages. In accordance with these agreements, these funds may bear certain operating costs and expenses which are initially paid by BAM and subsequently reimbursed by the funds.
As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated from BN under the Relationship Agreement relating to these instruments is recognized as other revenues in the consolidated statements of operations on a gross basis as the instruments vest or are incurred. During the year ended December 31, 2025, BAM recognized recharges of $268 million (2024 – $178 million; 2023 – $142 million), in the consolidated statements of operations in other revenues under this arrangement.
Due from affiliates and due to affiliates consisted of the following:

AS AT DECEMBER 31, (MILLIONS)	2025	2024
Due from affiliates
Operating and loan receivables	$1,669	$1,768
Receivables from affiliates related to share and cash-based compensation	1,611	732
	$3,280	$2,500

Due to affiliates
Operating and loan payables	$682	$897
Payables to affiliates related to share and cash-based compensation	38	195
	$720	$1,092

Due from affiliates
Due from affiliates of $3.3 billion (2024 – $2.5 billion) consists of $1.7 billion (2024 – $1.8 billion) of receivables from affiliates and related parties which are primarily comprised of base management fees and fund expense reimbursements which are earned in accordance with underlying agreements of the respective funds that BAM is the general partner of or manages.
Due from affiliates also includes working capital facilities, and other outstanding credit facilities provided in the normal course of business. Loans to affiliates are unsecured with floating rates of SOFR plus 235 basis points or a fixed interest rate of 0.9% to 4.2%. Maturities on loans to related parties range from 2026 to 2057. The loans were generally issued to finance acquisitions and fund commitments. In the normal course of business, BAM may periodically assign or transfer balances to related parties. During the year ended December 31, 2025, BAM assigned a $117 million loan to a related party at market terms.
The remaining $1.6 billion (2024 – $0.7 billion) represents receivables from affiliates related to share and cash-based compensation.
Due to affiliates
Due to affiliates of $720 million (2024 – $1.1 billion) consists of operating and loan payables to affiliates and related parties and payables to affiliates related to share and cash-based compensation. Operating payables are for services received in the normal course of business. Loans payables to affiliates and related parties are unsecured with a fixed interest rate of 6.8% to 10.2%. The loans were generally issued for working capital management. The payables to affiliates related to share and cash-based compensation relate to certain adjustments to share and cash-based compensation amounts under the Relationship Agreement as described above.
For the year ended December 31, 2025 the Company recognized tax attributes purchased from a related party of $136 million (2024 – $114 million).
Other related party transactions
During the year ended December 31, 2025 and as part of the 2025 Arrangement, BAM settled the outstanding tracking option which was previously recognized at cost less impairment. As a result, as at December 31, 2025, the carrying amount of these options is $nil (December 31, 2024 – $75 million).
Accounts payable include amounts payable under a tax receivable agreement with Oaktree for $116 million as at December 31, 2025 (2024 – $128 million). Other liabilities as at December 31, 2025 include $46 million (2024 – $35 million) of lease liabilities associated with related parties.
During the year, certain Brookfield-managed funds exited an investment whereby BAM was required to warehouse the investment due to timing of a certain co-investment. The total value of this warehouse was $103 million. Subsequently, BAM received $105 million from the co-investors in settlement of the warehoused interest representing the entirety of this warehouse investment.
On December 22, 2025, BAM acquired certain limited partner units of a partnership from BN, and Brookfield Finance Inc. (“BFI”) for consideration in the form of redeemable preferred shares with a redemption amount of $42 million and $52 million respectively. These units were subsequently redeemed for cash equal to the redemption amount. As BN and BFI are affiliates of the Company, these transactions were considered related party transactions. The transactions resulted in an aggregate decrease of approximately $94 million in cash and taxes payable in the consolidated balance sheet.
BAM incurs certain facilities and technology expenses in the normal course of business that are charged by BN. These costs are included within the other operating expenses in BAM's consolidated statement of operations.
In addition, BAM does business with and on behalf of certain of its affiliates and investees; all such arrangements are conducted on a negotiated basis.
21.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.2 billion has been funded as at December 31, 2025 (2024 – $2.1 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. These other equity commitments primarily include signed investment commitments for bridging portfolio company acquisitions and limited partner commitments with third parties and funds and or entities managed by BAM. The Company earns fees in connection with bridge financing and bears the risk associated with syndicating the commitment. As at December 31, 2025, the Company had $6.6 billion of such commitments outstanding (December 31, 2024 – $3.3 billion). During the year the Company assigned $166 million commitments to related parties.

The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. During the year ended December 31, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion. As at December 31, 2025, the Company has drawn $nil on the $1.05 billion facility.
Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As at December 31, 2025 and 2024, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees where BAM is the general partner or to assist the general partners of specific funds in securing financing. In the event that the general partners default on their financing obligations, the Company will be liable for outstanding payments under the guarantees. As at December 31, 2025, the Company had $179 million of such guarantees outstanding (December 31, 2024 – $300 million).
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
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as at December 31, 2025 and December 31, 2024.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of December 31, 2025 and 2024 there was no material outstanding litigation.
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
These tax laws and regulations are complex and involve uncertainties in the application to our facts and circumstances that may be open to interpretation. We recognize benefits for these uncertain tax positions based upon a process that requires judgment regarding the technical application of the laws, regulations, and various related judicial opinions. If, in our judgment, it is more likely than not (defined as a likelihood of more than 50%) that the tax uncertainty will be resolved favorably for us, we estimate an amount that ultimately will be realized. This process is inherently subjective since it requires our assessment of the probability of future outcomes. We evaluate these uncertain tax positions on a quarterly basis, including consideration of changes in facts and circumstances, such as new regulations or recent judicial opinions, as well as the status of audit activities by taxing authorities. Changes to our estimate of the amount to be realized are recorded in our provision for income taxes during the year in which the change occurred.
22.    SEGMENT REPORTING
The Company operates through five distinct operating segments that earn management fees from each respective investment strategy. The performance of these segments is reviewed by the Chief Executive Officer, who acts as the CODM. The CODM uses internal management reports to assess performance and allocate resources, and the information provided herein is consistent with the Company's internal reporting structure and information reviewed by the CODM on a regular basis. The Company's operating segments are comprised of:

•Infrastructure: Primarily includes managing our flagship infrastructure fund series focused on investing in high-quality infrastructure assets on a value basis. In addition, we manage permanent capital vehicles and perpetual strategies which include BIP, listed on the NYSE and TSX.
•Renewable Power and Transition: Primarily includes managing our flagship renewable power and transition fund series focused on investments aimed at accelerating the global transition to a net-zero carbon economy and driving clean energy investments in emerging markets. In addition, we manage BEP, which is listed on the NYSE and TSX.
•Private Equity: Includes managing our global opportunistic flagship funds, special investments strategy, secondaries strategy, thematic private equity strategies and regional private equity strategies. In addition, we manage BBU which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services listed on the NYSE and TSX.
•Real Estate: Includes the management of our opportunistic real estate flagship fund series and secondaries strategy. In addition, we manage BPG and certain other perpetual funds focused on core plus assets and a non-traded REIT.
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
Segment Revenues
Segment Revenues is a key metric analyzed by the CODM to determine the growth in recurring cash flows from our asset management business. Segment Revenues include base management fees, advisory fees, performance fees and transaction fees, but excludes incentive distributions, carried interest and revenues of consolidated funds. In addition, Segment Revenues include management fees earned by Oaktree on a 100% basis along with our share of Segment Earnings of partner managers excluding Oaktree. See below for our reconciliation of total revenues as presented on the consolidated statements of operations to Segment Revenues.

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Revenues
Total Revenues	$4,817	$3,980	$4,062
Add: Fee revenues of equity method investments	1,458	1,313	1,214
Less: Incentive distributions	(560)	(424)	(378)
Less: Carried interest allocations(a)	(209)	(16)	(399)
Less: Interest and dividend revenue	(98)	(143)	(172)
Less: Interest and dividend revenue of consolidated funds	(31)	—	—
Less: Other revenues(b)	(264)	(232)	(194)
Less: Costs recovered from affiliates(c)	(298)	(218)	(156)
Total Segment Revenues	$4,815	$4,260	$3,977

(a) This adjustment removes the impact of both unrealized and realized carried interest allocations.
(b) This adjustment removes other revenues earned that are non-cash in nature, which include certain cost recoveries and reimbursements from affiliates.
(c) This adjustment removes the impact of compensation costs that will be borne by affiliates.
Segment Expenses
Segment Expenses reflect direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating expenses. Expenses such as depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are not reflective of segment performance and are therefore excluded from Segment Expenses. In addition, Segment Expenses include segment related expenditures of Oaktree on a 100% basis. See below for our reconciliation of total expenses as presented on the consolidated statements of operations to Segment Expenses.

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Expenses
Total Expenses	$2,044	$1,680	$1,546
Add: Expenses of equity method investments(a)	906	880	815
Less: Costs recovered from affiliates(b)	(298)	(218)	(156)
Less: Total carried interest allocation compensation(c)	(146)	(93)	(86)
Less: Interest expense	(87)	(22)	(14)
Less: Other costs(d)	(72)	(103)	(105)
Less: Interest expense of consolidated funds	(28)	—	—
Total Segment Expenses	$2,319	$2,124	$2,000

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
Total Segment Expenses is comprised of the following major categories:

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Total segment compensation and benefits	$1,674	$1,570	$1,491
Total segment facilities, technology and professional fees	335	370	357
Total segment travel and other operating expenses	310	184	152
Total Segment Expenses	$2,319	$2,124	$2,000
Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.
The following tables present the financial data for the Company’s five segments for the years ended December 31, 2025, 2024 and 2023:

FOR THE YEAR ENDED DECEMBER 31, 2025 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$967	$682	$450	$1,083	$1,633	$4,815
Segment Expenses
Compensation and benefits	(255)	(168)	(244)	(364)	(643)	(1,674)
Facilities, technology and professional fees	(51)	(28)	(57)	(75)	(124)	(335)
Travel and other operating expenses(a)	(41)	(35)	(28)	(41)	(165)	(310)
Segment Earnings	$620	$451	$121	$603	$701	$2,496

FOR THE YEAR ENDED DECEMBER 31, 2024 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$907	$513	$470	$968	$1,402	$4,260
Segment Expenses
Compensation and benefits	(235)	(132)	(235)	(340)	(628)	(1,570)
Facilities, technology and professional fees	(64)	(26)	(51)	(93)	(136)	(370)
Travel and other operating expenses(a)	(7)	(9)	(23)	(28)	(117)	(184)
Segment Earnings	$601	$346	$161	$507	$521	$2,136

FOR THE YEAR ENDED DECEMBER 31, 2023 (MILLIONS)	Infrastructure	Renewable power and transition	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$950	$483	$475	$920	$1,149	$3,977
Segment Expenses
Compensation and benefits	(223)	(116)	(229)	(360)	(563)	(1,491)
Facilities, technology and professional fees	(69)	(23)	(49)	(98)	(118)	(357)
Travel and other operating expenses(a)	(4)	(8)	(20)	(34)	(86)	(152)
Segment Earnings	$654	$336	$177	$428	$382	$1,977

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually are 10% or more of total Segment Expenses.
See below for our reconciliation of income before taxes as presented on the consolidated statements of operations to Segment Earnings.

FOR THE YEARS ENDED DECEMBER 31, (MILLIONS)	2025	2024	2023
Income before taxes	$2,925	$2,546	$2,554
Depreciation and amortization(a)	68	14	14
Carried interest allocations, net of carried interest allocation compensation(b)	(63)	77	(313)
Other income and expenses, net of other costs and non-asset management related items(c)	274	182	220
Other income, net of consolidated funds	(47)	—	—
Interest expense	87	22	14
Interest expense of consolidated funds	28	—	—
Interest and dividend revenue	(98)	(143)	(172)
Interest and dividend revenue of consolidated funds	(31)	—	—
Other revenues(d)	(237)	(232)	(194)
Share of income from equity method investments(e)	(402)	(339)	(167)
Segment Earnings from equity method investments(e)	552	433	399
Incentive distributions	(560)	(424)	(378)
Total Segment Earnings	$2,496	$2,136	$1,977

(a) This adjustment removes the depreciation and amortization on property, plant and equipment and intangible assets as well as certain capital depreciation costs recharged from BAM's affiliates.
(b) This adjustment removes the impact of both unrealized and realized carried interest allocations and the associated compensation expense.
(c) This adjustment removes other expenses associated with fair value changes as well as the impact of other costs and non-asset management related items such as non-recurring costs that are not considered part of the ongoing asset management business.
(d) This adjustment adds back other revenues related to the recovery of compensation costs.
(e) These adjustments remove our share of income from equity method investments, included in items (a) to (d) above and includes our share of Segment Earnings from equity method investments.
23.    SUBSEQUENT EVENTS
Quarterly Dividend
On February 3, 2026, the board of directors of BAM declared a quarterly dividend of $0.5025 per share, payable on March 31, 2026 to shareholders of record as at the close of business on February 27, 2026.
Oaktree
On October 13, 2025, BAM and BN announced a proposed transaction to acquire the remaining equity interests in the Oaktree business. We expect this transaction to close in the first half of 2026, subject to regulatory approvals and customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent year, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
Management of Brookfield Asset Management Ltd. (“BAM”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of BAM's internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2025, BAM's internal control over financial reporting are effective. Consistent with guidance issued by the SEC, excluded from our evaluation was internal control over financial reporting of the Asset Management Company, which was acquired on February 4, 2025. The Asset Management Company constitutes approximately 96% of total assets, 81% of net assets, 99% of total revenues and 96% of net income of BAM's consolidated financial statement amounts as of and for the year ended December 31, 2025.
BAM's internal control over financial reporting as of December 31, 2025, has been audited by Deloitte LLP, the Independent Registered Public Accounting Firm, who also audited BAM's consolidated financial statements for the year ended December 31, 2025. As stated in the Report of Independent Registered Public Accounting Firm, Deloitte LLP expressed an unqualified opinion on the effectiveness of BAM's internal control over financial reporting as of December 31, 2025.
Attestation Report of the Independent Registered Public Accounting Firm
Deloitte LLP, our independent registered public accounting firm that audited BAM's consolidated financial statements included in this report, has issued its attestation report on BAM's internal control over financial reporting, which is included in Item 8. Financial Statements and Supplementary Data.

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors are:(a)

Name	Age	Position	Principal Location
Barry Blattman	63	Director	United States
Angela F. Braly	64	Director	United States
Marcel R. Coutu	72	Director (Lead Independent Director)	United States
Scott Cutler	56	Director	United States
Bruce Flatt	60	Director (Chair of the Board)	United States
Olivia (Liv) Garfield	50	Director	United Kingdom
Nili Gilbert	47	Director	United States
Keith Johnson	50	Director	United States
Bruce Karsh	70	Director	United States
Brian W. Kingston	52	Director	United States
Cyrus Madon	60	Director	United States
Diana Noble	64	Director	United Kingdom
(a)Messrs. Blattman and Cutler and Ms. Braly were appointed to the Board effective March 17, 2025. Messrs. Samuel J.B. Pollock and Satish Rai and Ms. Allison Kirkby stepped down from the Board effective March 17, 2025. Mr. Pollock remains CEO of Brookfield's Infrastructure business. Mr. Rai joined the board of directors of BN, effective March 17, 2025. Mr. Karsh was appointed to the Board effective February 3, 2026, replacing Mr. William Powell, who stepped down from the Board effective the same date.
Our executive officers are:

Name	Age	Position	Principal Location
Connor Teskey(a)	38	Chief Executive Officer, BAM; Chief Executive Officer, Renewable Power and Transition	United Kingdom
Hadley Peer Marshall	52	Chief Financial Officer, BAM	United States
David Levi	54	Chief Executive Officer, Global Client Group	United States
Brian W. Kingston	52	Head of U.S., BAM; Executive Chair, Real Estate	United States
Cyrus Madon	60	Executive Vice Chair, BAM; Executive Chair, Private Equity	United States
(a)Mr. Teskey was appointed Chief Executive Officer of BAM effective February 3, 2026, with Mr. Flatt continuing in his role as Chair of the Board of BAM.
Connor Teskey is CEO of BAM, a position he has held since 2026. He is also the head of Brookfield’s Renewable Power and Transition business and CEO of Brookfield Renewable Partners, positions he has held since 2020. In these roles, he is responsible for investments, operations and the expansion of the Renewable Power and Transition business. Mr. Teskey joined Brookfield in 2012 and has held a variety of investment and management roles. Prior to Brookfield, he worked in corporate debt origination at a Canadian bank. Mr. Teskey holds a Bachelor of Business Administration degree from the University of Western Ontario.
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
David Levi is Chief Executive Officer of BAM's Global Client Group. In this role, he is responsible for Brookfield’s client relationships across the organization, including the expansion of fund offerings, client solutions and servicing its large and growing institutional and private wealth client base. Prior to this, Mr. Levi was Managing Partner and CEO of Brookfield Oaktree Wealth Solutions, which is responsible for Brookfield and Oaktree’s relationships with private wealth clients globally. He is a member of Brookfield’s Executive Committee. Mr. Levi holds a Master of Business Administration degree from Columbia Business School and a Bachelor of Arts degree from Hamilton College. He is a Fellow of the 2019 class of the Aspen Finance Leaders Fellowship, a member of the Aspen Global Leadership Network and holds the Chartered Financial Analyst designation.

Brian W. Kingston has been a director of BAM since 2022 and is the Head of U.S., BAM. He is also the Executive Chair of Brookfield’s Real Estate business; in this role, he is responsible for investments, operations and the expansion of the Real Estate business. Prior to his current role, Mr. Kingston led Brookfield’s Australian business activities, holding the positions of CEO of Brookfield Office Properties Australia, CEO of Prime Infrastructure and CFO of Multiplex. Mr. Kingston joined Brookfield in 2001. Under his leadership, Brookfield has conducted a wide range of mergers and acquisitions activities, including investments in Forest City Realty Trust, General Growth Properties and Canary Wharf. Mr. Kingston holds a Bachelor of Commerce degree from Queen’s University.
Cyrus Madon is Executive Vice Chair of BAM and has been a director of BAM since 2022. He is also the Executive Vice Chair of BN, and Executive Chair of Brookfield’s Private Equity Group. In this role, he is responsible for developing strategy, providing investment oversight, and supporting the broader team in executing our growth initiatives. He is also a member of Brookfield's Executive Committee. Mr. Madon joined Brookfield in 1998 and has held a number of senior roles across the organization, including CEO of Brookfield's Private Equity business. Mr. Madon holds a Bachelor of Commerce degree from Queen’s University. He is also on the board of the C.D. Howe Institute.
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

Bruce Flatt is the Chair of the Board of BAM. Mr. Flatt joined Brookfield in 1990 and became CEO of BN, the majority shareholder of BAM, in 2002, of which he also serves as a director. He has been a director of BAM since 2022, when the listed company was formed and was CEO of BAM from formation until February 2026. Under his leadership, Brookfield has developed a global operating presence in more than 50 countries. Mr. Flatt has served on many public company boards over more than three decades.
Olivia (Liv) Garfield has been a director since 2022. She is formerly the CEO of Severn Trent, a FTSE 100 water utilities company, a position she held from April 2014 until December 2025. Before joining Severn Trent, Ms. Garfield was CEO of Openreach, part of the BT Group, where she spearheaded and oversaw the commercial roll-out of fibre broadband to two-thirds of the country. She joined BT in 2002 and held the pivotal roles of Group Director of Strategy and Regulation, Managing Director Commercial and Brands, Global Services and U.K. Customer Services Director. From 1998 to 2002, Ms. Garfield worked for Accenture as a consultant in the Communications and High Tech Market Unit, designing and implementing business change solutions across a number of industry sectors. In October 2020, Ms. Garfield was appointed Commander of the Order of the British Empire (CBE) in the Queen’s Birthday

Honours for services to the water industry. Ms. Garfield holds a Bachelor of Arts (Honours) from Murray Edwards College, University of Cambridge.
Nili Gilbert has been a director since 2022. She is the Vice Chairwoman of Carbon Direct, a leader in scaling carbon management into a global industry through climate investment, technology, and client advisory. She is also Chair of the David Rockefeller Fund Investment Committee, a member of the Clinton Global Initiative Advisory Council and the Harvard Salata Institute Advisory Board, and Chair of the Glasgow Financial Alliance for Net Zero’s Advisory Panel. With a focus on global macroeconomic investment and forecasting, Nili previously Co-Founded Matarin Capital, growing the firm into one of the largest women-owned asset managers in the U.S. She Co-Chairs the Milken Institute Geo-Economics Leadership Network, serves on the World Economic Forum Global Future Council and the Bretton Woods Committee, and has served in committee chair and advisory roles as a permanent member of both the Council on Foreign Relations and the Economic Club of New York. Ms. Gilbert received her Bachelor of Arts, magna cum laude, from Harvard University, her MBA from Columbia Business School, where she was a Toigo Fellow, and she has completed programs in leadership and sustainability at Oxford and Stanford Universities.
Keith Johnson has been a director since 2022. He is Founding Partner and CEO of HRTG Partners (formerly Sequoia Heritage), a global, evergreen private investment partnership investing on behalf of entrepreneurs, families, and philanthropies established in 2010. Prior to Sequoia Heritage, Mr. Johnson held several investment and wealth management positions with the Stanford Management Company, Bel Air Investment Advisors and Salomon Smith Barney (acquired by Morgan Stanley). Mr. Johnson holds a Bachelor of Science in Statistics from the Brigham Young University and an MBA from the UCLA Anderson School of Management. Mr. Johnson is a CFA charterholder.
Bruce Karsh has been a director of BAM since 2026. He is Oaktree’s Co-Chairman and one of the firm’s co-founders. He is also Oaktree’s Chief Investment Officer and serves as portfolio manager for Oaktree’s Global Opportunities and Global Credit strategies. Mr. Karsh holds an A.B. degree in economics summa cum laude from Duke University and a J.D. from the University of Virginia School of Law. He serves on the boards of a number of privately held companies, is a member of the investment committee of the Broad Foundations and a Trustee Emeritus of Duke University.
Diana Noble has been a director since 2022. Ms. Noble’s background is in private equity, venture capital and international development. She was a partner of Schroder Ventures, later Permira, for 10 years, founder CEO of eVentures and Reed Elsevier Ventures and from 2011 to 2017 was CEO of British International Investment, the British Government’s development finance institution, investing solely in Africa and South Asia, with a dual mission of financial return and development impact. She is currently Deputy Chair of the Bank of England’s Court (the Bank’s governing board), chair of the Remuneration Committee and chaired the 2021 Court Review into Ethnic Diversity and Inclusion at the Bank. She is also a Governor of Wellcome, a global charitable foundation, supporting scientific research for step changes in health outcomes, chairs the People and Remuneration Committee and is a member of the Investment Committee. Her advisory business, Kirkos Partners, advises leaders of PE/VC firms on leadership transition. She has recently published research on this topic (“When to Go and How to Go” – Founder and Leader Transition in Private Equity) with Professor Josh Lerner of Harvard Business School.
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
•appointing the CEO, overseeing the CEO’s selection of other members of senior management and reviewing succession planning; and
•reviewing and approving the reports issued to shareholders, including annual and interim financial statements.
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
Meetings of the Board are primarily held in New York, NY. In 2025, there were five scheduled Board meetings, consisting of four regular meetings and one annual strategy session held in November 2025. With the exception of one board meeting held in London, U.K., all of the meetings were held in New York, NY. In 2026, there are five scheduled Board meetings, consisting of four regular meetings and one annual strategy session.
Meetings of Independent Directors
Private sessions of the independent directors without management directors present are held at the end of each regularly scheduled and special Board meeting, as well as at the end of the annual strategy session. Each private session of the Board is chaired by the Lead Independent Director, who reports back to the CEO on any matters requiring action by management. There were five private meetings of independent directors in 2025.
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
In this process, the Board conducts an analysis of each director nominee to determine if they are a management director, affiliated director or an independent director.
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
The following table shows our current directors and whether each director is an Independent,(a) Management(b) or Affiliated(c) director.

Director	Independent	Management	Affiliated	Reason for Management Status
Barry Blattman		✓		Mr. Blattman is a Vice Chair of BAM
Angela F. Braly	✓
Marcel R. Coutu	✓
Scott Cutler	✓
Bruce Flatt			✓	Mr. Flatt is the CEO of BN
Olivia (Liv) Garfield	✓
Nili Gilbert	✓
Keith Johnson	✓
Bruce Karsh			✓	Mr. Karsh is Co-Chairman of Oaktree
Brian W. Kingston		✓		Mr. Kingston is the Head of U.S., BAM and CEO of Real Estate
Cyrus Madon		✓		Mr. Madon is the Executive Vice-Chair, BAM and Executive Chair, Private Equity
Diana Noble	✓
(a)“Independent” refers to the Board’s determination of whether a director is “independent” under NYSE rules relating to corporate governance matters and section 1.2 of National Instrument 58-101 — Disclosure of Corporate Governance Practices.
(b)“Management” refers to a director who is a current member of management of BAM.
(c)“Affiliated” refers to a director who (i) owns greater than a de minimis interest in BAM (exclusive of any securities compensation earned as a director) or (ii) within the last two years has directly or indirectly (a) been an officer of or employed by BAM or any of its affiliates, (b) performed more than a de minimis amount of services for BAM or any of its affiliates, or (c) had any material business or professional relationship with BAM other than as a director of BAM. “De minimis” for the purpose of this test includes factors such as the relevance of a director’s interest in BAM to themselves and to BAM.
The Board considers the seven directors listed as “Independent” above (approximately 58% of the Board) to be independent.
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
Director dinners, with select management present, are held before or immediately following all regularly scheduled Board meetings, and director education is provided at these dinners by way of presentations on areas relevant to BAM’s business. These presentations increase director knowledge of various business activities and initiatives. Often more junior executives are invited to Board dinners in order to provide directors with exposure to the next generation of executives and better enable the Board to assess BAM’s bench strength from a succession standpoint.
BAM’s quarterly Board materials include a general market report which incorporates detailed information on developed and emerging economies. As well, throughout the course of the year, the directors are privy to a number of educational sessions as part of the Board and Committee meetings and outside of such meetings, attend BAM’s “Director Education Series”. To date, BAM has held educational sessions on topics including SEC and regulatory compliance, renewable energy and impact investing, and artificial intelligence.
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
Audit Committee
The Audit Committee is responsible for monitoring BAM’s systems and procedures for financial reporting and associated internal controls, and the performance of BAM’s external and internal auditors. It is responsible for reviewing certain public disclosure documents before their approval by the full Board and release to the public, such as BAM’s quarterly and annual financial statements and management’s discussion and analysis. The Audit Committee is also responsible for recommending the independent registered public accounting firm to be nominated for appointment as the external auditor, and for approving the assignment of any non-audit work to be performed by the external auditor, subject to the Audit Committee’s Audit Policy. The Audit Committee meets regularly in private session with BAM’s external auditor and internal auditors, without management present, to discuss and review specific issues as appropriate. The Audit Committee met four times in 2025.
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
As at February 23, 2026, the Audit Committee was comprised of the following three directors: Mr. Coutu (Chair) and Mses. Braly and Gilbert, all of whom are independent directors and were members of the Audit Committee throughout 2025, except for Ms. Braly, who was appointed to the Audit Committee effective March 17, 2025. The Board has determined that all of these directors are independent for Audit Committee service and financially literate in accordance with the rules of the NYSE, and that Mr. Coutu is qualified as an “audit committee financial expert” as defined under the Exchange Act. Mr. Coutu has a Master of Business Administration and over 27 years of experience in investment banking and corporate finance. He is the former President and CEO of Canadian Oil Sands Limited, and former Chief Financial Officer of Gulf Canada Resources Limited. Ms. Braly is the former CEO, President and Chair of the Board of WellPoint, Inc. and has extensive audit committee experience, including having served on the audit committees of BN and The Procter & Gamble Company. Ms. Gilbert has a Master of Business Administration from Columbia Business School and is a Chartered Financial Analyst (“CFA”) and Chartered Alternative Investments Analyst charterholder. Ms. Gilbert has over 20 years of professional experience in the asset management business and is the Chair of the Glasgow Financial Alliance for Net Zero’s Advisory Panel of technical experts, as well as a member of its CEO Principals Group and serves as Chair of the Investment Committees of both the David Rockefeller Fund and the Synergos Institute.
Governance, Nominating and Compensation Committee
It is the responsibility of the GNCC, in consultation with the Chair, to assess from time to time the size and composition of the Board and its Committees; to review the effectiveness of the Board’s operations and its relations with management; to assess the performance of the Board, its Committees and individual directors; to review BAM’s statement of corporate governance practices and to review and recommend the directors’ compensation. The GNCC met three times in 2025, consisting of three regular meetings.
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
The GNCC is also responsible for reviewing and reporting to the Board on management resource matters for BAM, including ensuring a diverse pool for succession planning, the job descriptions and annual objectives of senior executives, the form of executive compensation in general, including an assessment of the risks associated with the compensation plans and the levels of compensation of the CEO and other senior executives. The compensation of BAM’s CEO is set by the GNCC. The GNCC also reviews the performance of senior management against written objectives and reports thereon. In addition, the GNCC is responsible for reviewing any allegations of workplace misconduct claims that are brought to the Committee’s attention through BAM’s ethics hotline, a referral from BAM’s human resources department, or otherwise.
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
In addition, on an annual basis, the GNCC reviews and recommends for approval to the Board, a number of BAM’s conduct guidelines and corporate policies, including the Code of Business Conduct and Ethics (the “Code of Conduct”) and guidelines which apply to BAM’s directors, officers and employees as well BAM’s investment and capital markets activities, including the thresholds and other criteria governing when such activities can be approved by management and when Board approval is required. The full text of our Code of Conduct is published on BAM’s website, https://bam.brookfield.com under “Corporate Governance”. If we make any amendments to the Code of Conduct, or grant any waiver from a provision of either code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.
As at February 23, 2026, the GNCC was comprised of the following four directors: Mses. Garfield (Chair), Gilbert and Noble and Mr. Cutler, all of whom are independent directors and were members of the GNCC throughout 2025, except for Mr. Cutler, who was appointed to the GNCC effective March 17, 2025.

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
Board and Management Responsibilities
Lead Independent Director
BAM has a separate Chair and CEO. The Chair is Mr. Flatt and the CEO is Mr. Teskey. Since the Board has not appointed an independent Chair, the Board has appointed Mr. Coutu as Lead Independent Director. The Board has adopted written position descriptions for each of the Chair, the Lead Independent Director and CEO, which are summarized below, as well as position descriptions for each Committee Chair. These position descriptions are reviewed annually by the Board and posted on BAM’s website, https://bam.brookfield.com under “Corporate Governance”.
The Chair manages the business of the Board and ensures that the functions identified in the Board’s Charter are being carried out effectively by the Board and its Committees. In addition, the Chair is responsible for: approving the agenda for each Board meeting after consultation with the CEO, CFO and Corporate Secretary; ensuring directors receive the information required to perform their duties; ensuring an appropriate committee structure is in place; providing an evaluation system to assess the performance of the Board as a whole, the Committees and individual directors; and working with the CEO and senior management of BAM in monitoring progress on strategic planning, policy implementation and succession planning.
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
Related Party Transactions
Pursuant to its charter, the GNCC is responsible for reviewing and conducting oversight of all significant related party transactions involving BAM and situations involving a potential conflict of interest, which includes transactions between BAM and an executive officer, director, principal shareholder or their immediate family members. The GNCC is also responsible for ensuring that no related party transaction entered into is inconsistent with the interests of BAM and its shareholders. Where a related party transaction or situation involving a potential conflict of interest is required to be dealt with by an independent special committee pursuant to applicable securities laws, BAM will form such a committee. See “Governance, Nominating and Compensation Committee” on page 143 of this report for more information about the GNCC.
Location of Annual Meeting of Shareholders
BAM holds its annual meeting of shareholders in-person in New York, NY, with an option to watch the meeting via live webcast.
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
•long-term incentives that are competitive within our industry in form and level, allowing for the attraction of top talent.
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

Our emphasis on equity compensation, which has long-term vesting and retention requirements, ensures that our executives make decisions and take risks in a manner that aligns with the long-term interests of shareholders. Executives in dedicated fund management groups in most cases have compensation arrangements that also include a component more directly linked to the long-term performance of the fund being managed. This includes BAM’s CFO who, in addition to being responsible for overseeing the firm’s finance, treasury, tax and investor relations functions, is a co-head of Brookfield’s infrastructure debt and structured solutions businesses and has a percentage of her long-term compensation tied to the long-term performance of this business. The value created for the applicable fund’s investors directly relates to the payments made under such plans and this value, in turn, benefits BAM. The timing of these payments to executives who are dedicated to a fund are delayed until the fund’s performance is substantially realized and risk outcomes are determined, ensuring that the principles of rewarding risk management and value creation over the long-term are consistent across each of our businesses. Awards under these plans have the same 5-year vesting period and departing executives forfeit unvested awards. In addition, vested awards may be forfeited for non-compliance in certain circumstances. Unless specifically noted otherwise, the remainder of the discussion in this report focuses on the Named Executive Officers (as defined on page 149 of this report), but also pertains to executives of BAM who have corporate responsibilities.
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
•All executives receive a significant portion of their compensation in the form of equity which vests for a minimum 5-year period in arrears. As individuals progress in seniority, more of their compensation is in the form of long-term awards. The Named Executive Officers, in aggregate, have on average received approximately 73% of their 2025 annual compensation in the form of long-term awards.
•Cash bonuses represent a relatively modest proportion of each Named Executive Officer’s total average annual compensation. Further, Named Executive Officers are eligible to elect to receive their cash bonuses in the form of long-term incentives.
•Our option and Escrowed Share awards have a 10-year life and reward executives for share price appreciation over the period. Our executive officers, which includes the Named Executive Officers, has consistently held these equity-based awards for over eight years on average; moreover, upon exercise and/or exchange, our executive officers have retained a substantial majority of the net proceeds in the form of Class A Shares.
•Executive officers are required to hold a minimum of five times their salary in BAM equity and all executive officers meet and, in most cases, far exceed this requirement. This high share ownership further demonstrates management’s strong alignment with and belief in the long-term prospects of the business.
•Management, executive officers and directors of BAM hold direct, indirect and economic interests in BAM representing approximately 101 million Class A Shares and share equivalents of BAM. Put simply, our management team acts like, thinks like, and is a significant owner, alongside all of our shareholders, of the business.
In addition, we have adopted the following policies which further support a long-term ownership focus and alignment with shareholders:
•Executive officers are required to hold, for at least one year, an interest in Class A Shares equal to the net proceeds realized on the exercise of options or the exchange of Escrowed Shares.
•Departing executives forfeit all unvested long-term incentive awards unless a different arrangement is specifically approved by the GNCC.
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
Value creation for our senior management team is almost entirely based on share price over the long term — we do not provide performance multipliers that pay out for strong performance in a weak market or for achieving internal targets set by management — our management receive value from their equity awards only when our shareholders realize value over the long-term.
The following sections provide a detailed description of BAM’s executive compensation philosophy and programs and the decisions of our GNCC under these programs, as well as the factors considered in making its decisions.
Overview of the Business in 2025
BAM’s operations are organized into five principal investment strategies in addition to our corporate activities. These strategies consist of infrastructure, renewable power and transition, private equity, real estate and credit. Certain executives who: (i) have responsibility for overall corporate activity; (ii) are in charge of one of BAM’s principal business units, divisions or functions; or (iii) perform a similar policy making function for BAM, are executive officers of BAM. As at December 31, 2025, there were five executive officers.
BAM’s compensation philosophy described in the Compensation Discussion and Analysis is applicable for all corporate executives; however, the focus is on the compensation of our “Named Executive Officers” for 2025 who were:

Named Executive Officer	Position
Bruce Flatt(a)	CEO, BAM
Hadley Peer Marshall	CFO, BAM
Connor Teskey(a)	President, BAM; CEO, Renewable Power and Transition
Brian W. Kingston	Head of US, BAM
Cyrus Madon	Executive Vice Chair, BAM and Executive Chair, Private Equity
(a) Connor Teskey was appointed as CEO on February 3, 2026.

The GNCC recommends to the full Board for the final approval of the compensation for the Named Executive Officers and the other executive officers of BAM.
The Board has charged the executive officers with building a global asset management business focused on long-term sustainable growth in cash flows. The following table outlines the key business accomplishments for 2025:
2025 Business Achievements

•Expanded our asset management activities:
•Increased Fee-Bearing Capital to $603 billion.
•Raised over $112 billion of capital for the full year.
•Deployed over $66 billion of capital over the year, most notably within credit ($36.3 billion), infrastructure ($10.8 billion) and real estate ($7.5 billion). Additionally, we sold assets and businesses valued at nearly $80 billion, representing $50 billion of equity capital.
•Achieved record financial results, generating $3.0 billion of Fee-Related Earnings in the year, up 22% from the prior year, and $2.7 billion of Distributable Earnings, up 14% from the prior year.
•Increased our quarterly dividend by 15% to $2.01 per share on an annual basis.

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
The GNCC meets as required, and at least annually, to monitor and review management compensation policies, management succession planning, diversity and the overall composition and quality of BAM’s management resources. The GNCC held three meetings in 2025 and there are three regular meetings scheduled for 2026. None of the recommendations of the GNCC were rejected or modified by the Board during 2025.
Benchmarking Executive Compensation and Compensation Peer Group
Salary and short-term incentives are elements of compensation that can be easily benchmarked; however, long-term incentives are more difficult to benchmark since their value is dependent on the underlying assumptions used by each organization and may not be consistent across organizations. Since long-term incentives are a significant focus of BAM’s incentive programs, the GNCC has not defined a peer group or benchmarked Named Executive Officer compensation against a peer group. Management conducts annual compensation benchmarking for executives and results are shared with the GNCC as appropriate. As described above, the GNCC believes that BAM’s current compensation policies have assisted in attracting and retaining top talent and encouraging executives to assess the risks related to their decisions and actions, and minimizing the ability of executives to benefit from taking risks that increase the performance of BAM in the short-term at the expense of long-term value. The GNCC also believes that BAM’s current compensation policies meet BAM’s other objectives, as described under “Compensation Approach” on page 146 of this report.
Independent Compensation Advisors
The GNCC has the authority to retain independent compensation advisors, but did not do so in 2025. If the GNCC engages outside compensation advisors in the future, it will take appropriate steps to ensure they are independent from, and provide no other services to, BAM or its management.
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
Diversity
BAM is committed to workplace diversity, which is important to BAM’s long-term success and BAM actively supports the development and advancement of a diverse group of employees capable of achieving leadership positions. Leadership appointments are solely based on merit, and not on other factors because management and the Board believe that merit should be the guiding factor in determining whether a particular candidate is capable of bringing value to BAM. As such, the Board has not adopted formal targets for female representation in executive positions. However, a cornerstone of BAM’s succession planning process is a tailored approach to the development and advancement of employees capable of achieving executive officer positions. Tailoring the development plan for each individual permits BAM to consider the needs of the individual. This tailored approach to developing executives starts with identifying individuals who demonstrate the skills and attributes required to achieve executive officer positions within BAM. The progress of these individuals is reviewed annually in order to ensure that each individual is being provided opportunities to achieve their potential. Development opportunities include exposure to a new competency or skill, a transfer between business units, a relocation, a role expansion and other stretch opportunities.
Compensation Related Risk
Annually, the GNCC reviews BAM’s compensation approach, policies and practices as well as BAM’s incentive plans at the corporate level and within its business units. In 2025, the GNCC completed this review in November 2025.
The GNCC also reviews the terms and conditions of the Long-Term Share Ownership Plans, as well as any proposed amendments, and considers the appropriateness and effectiveness of the plans in the context of current compensation practices, regulatory changes and BAM’s objectives. The GNCC receives an update on the financial arrangements entered into by BAM to hedge the impact on BAM of future increases in the market price of its Class A Shares against the liability incurred under BAM’s Deferred Share Unit Plan. For 2025, the GNCC determined that the plans are appropriate and effective.
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
As part of its 2025 review, the GNCC did not identify any risks which are reasonably likely to have a material adverse effect on BAM. It was concluded that BAM’s compensation approach, policies and practices for its executives at the corporate level and within its business units appropriately:

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
The GNCC also reported that the compensation arrangements for the Named Executive Officers are consistent with the objectives of BAM’s compensation program as outlined under “Compensation Approach” on page 146 of this report, support the creation of shareholder value over the longer term, as well as the attraction and retention of executives who make decisions with a long-term view, and encourage an assessment of risk related to the decisions made and actions taken. The following practices related to the compensation of the executive officers support this conclusion:
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
Key Elements of Compensation

During the past four years, total compensation for the Named Executive Officers has been comprised of approximately 13% Base Salary, 9% Annual Management Incentive Plan awards and 78% Long-Term Share Ownership Plan awards.
In order to achieve our compensation objective to create alignment of interests between shareholders and management, while minimizing management’s ability to benefit from taking risks that increase performance in the short-term at the expense of long-term value creation, executives receive a substantial portion of their compensation in awards under the Long-Term Share Ownership Plans as described on pages 152 to 154 of this report which:
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
Base Salary
•Delivers the only form of fixed compensation
•CEO Base Salary is similar to other executive officers, subject to cost of living differentials between employment locations
•Not intended to be the most significant component of an executive’s compensation
•Base Salaries for senior and other executives are reviewed annually to reflect the relative experience and contribution of each executive
Annual Management Incentive Plan (Bonus)

Maximum target annual incentive is 100% of Base Salary
(There is a detailed description of the plan on page 151 and 2025 awards are outlined on page 157 of this report)

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

Long-Term Share Ownership Plans (There is a detailed description of each of the plans on pages 152 to 154 and 2025 awards are also outlined on page 160 of this report)
•Align the executive’s interests with those of BAM’s shareholders
•Foster a collaborative approach to meeting long-term objectives
•Enable participants to create personal wealth through an increase in the value of BAM’s shares
•Motivate executives to improve BAM’s long-term financial success
•Intended to be the most significant component
    of an executive’s compensation

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

The Option Plans are administered by the Board and described in detail under “Security-Based Compensation Arrangements” on pages 162 to 163 of this report

•10 year term
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

2025 Awards and Exercises
In 2025, we granted a total of 4,777,175 options under the Option Plans, representing approximately 0.3% of BAM’s issued and outstanding Class A Shares as at December 31, 2025 on a fully diluted basis.
In total during 2025, 1.6 million options with an aggregate in-the-money value of $54 million were disposed of or exercised.

Deferred Share Unit Plan
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

2025 Awards In 2025, we awarded 24,199 DSUs in lieu of cash bonuses.

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

2025 Awards In 2025, we granted a total of 1,297,820 Restricted Shares.
Escrowed Stock Plan
Non-voting common shares (“Escrowed Shares”) of one or more private companies (each, an “Escrowed Company”). Each Escrowed Company is capitalized with common shares and preferred shares issued to BAM or BN for shares of Brookfield Asset Management ULC, Class A Shares or cash proceeds. Regular dividends paid to each Escrowed Company on the shares of Brookfield Asset Management ULC or the Class A Shares acquired by the Escrowed Company will be used to pay dividends on the preferred shares which are held by BAM and BN.

•Typically vest 20% each year commencing on
the first anniversary of the date of the award
•Right to exchange Escrowed Shares for Class A Shares issued from treasury no later than the 10th anniversary of the award date
•Any Class A Shares acquired by an Escrowed Company will not be voted
•Any Class A Shares acquired by the Escrowed Companies are generally purchased in the open market, thereby limiting dilution for shareholders

•Generally awarded in the first quarter of each year as part of the annual compensation review and only to the executive officers and certain senior management(a)
•The CEO recommends all awards to the GNCC
•The GNCC recommends the award for the CEO
•The Board, at the recommendation of the GNCC, approves all awards

2025 Awards and Settlements In 2025, we granted a total of 3,544,325 Escrowed Shares and 73,908 Class A Shares were issued under the Escrowed Stock Plan for settlement of existing awards.
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
The following outlines BAM’s policies and practices which incorporate leading compensation governance principles:
✓ Require executive officers to own a significant interest in BAM
✓ Require executive officers to hold, for at least one year, an interest in Class A Shares equal to the net proceeds realized on exercise of options or exchange of Escrowed Shares
✓ Provide for clawback of incentive and equity-based compensation in the event of accounting restatements or detrimental conduct
✓ Require long-term incentives to vest over five years
✓ Termination provisions generally require departing executives to forfeit unvested awards
✓ Do not provide defined benefit pension plans for any executives
✓ Restrict hedging of shares or share-based incentives
Share Ownership Guidelines
The executive officers are required to hold Class A Shares, DSUs, Restricted Shares or other equity securities that own underlying Class A Shares with a value equal to five times Base Salary, based on the market value of the securities held, and which must be attained within five years of being designated as executive officers. As at February 23, 2026, all of the executive officers who are required to have met the share ownership requirement have done so. Any executive officer who has not yet met the ownership requirement remains on track to fulfill the ownership requirement within the applicable timeframe.
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
In order to protect BAM’s reputation and competitive ability, the Clawback Policy may also apply to executive officers that engage in conduct that is detrimental to BAM during or after the cessation of such executive officer’s employment with BAM. Detrimental conduct includes any conduct or activity, whether or not related to the business of BAM, that is determined in individual cases by the GNCC, to constitute: (i) fraud, theft-in-office, embezzlement or other illegal activity; (ii) failure to abide by applicable financial reporting, disclosure and/or accounting guidelines; (iii) material violations of BAM’s Code of Conduct; or (iv) material violations of BAM’s Positive Work Environment Policy (including the sexual harassment related provisions thereof). In the event that it is determined that detrimental conduct has occurred, the Clawback Policy relates to any Awards received: (i) on or after the date the executive officer is determined to have engaged in detrimental conduct; and/or (ii) the two year period prior to the date the executive officer is determined to have engaged in detrimental conduct.
Where it is determined (i) through an accounting restatement that incentive-based compensation was erroneously awarded to an executive officer or (ii) that the executive officer engaged in detrimental conduct, the GNCC will have the ability to: (x) require the executive officer to re-pay any Award paid to the executive officer; (y) cancel/revoke any prior Award that has not yet vested to, and any Award that has vested but has not yet been exercised by, the executive officer; and/or (z) require the executive officer to re-pay the cash value realized by the executive officer on any Award that has already vested to the executive officer. Awards include all plans under which cash payments or equity awards granted or paid are currently being made (DSUs, Escrowed Shares and Restricted Shares) or any plans which are no longer operating but still have outstanding awards.
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
(b)Up to, but not beyond, the expiry date of options.
2025 Compensation Decisions
The Board has charged the CEO and the management team with expanding the asset management business globally in a manner consistent with the creation of shareholder value over the long term. The CEO’s personal performance, as well as the performance of the executive officers, is reviewed each year by the Board and the GNCC in relation to operational results, the achievement of other objectives set out at the beginning of the year related to the implementation of the long-term business strategy and other accomplishments.
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

Information Reviewed by the Governance, Nominating and Compensation Committee
In February 2026, the GNCC received a report detailing the compensation arrangements for the executive officers, including the Named Executive Officers. The report summarized the total 2025 compensation, including proposed annual incentive awards and Long-Term Share Ownership Plan awards as well as the proposed 2026 Base Salaries. The report also presented a wealth accumulation analysis, including the “in-the-money” value of vested and unvested Long-Term Share Ownership Plan awards previously granted and the options exercised during the year for each executive officer.
The report included an analysis of the expected value of 2025 compensation awards to the Named Executive Officers that would be paid under various performance results. The GNCC determined that the resulting compensation was reasonable and appropriate based on the projected performance of the Class A Shares over a 10-year period.
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
2025 Incentive Awards
The GNCC considered the significant achievements by BAM in 2025 as outlined on page 147 of this report. After considering these achievements, the GNCC determined that management had advanced the long-term business strategy in a manner consistent with the creation of shareholder value over the longer term. Accordingly, the annual and long-term incentive awards for 2025 were as follows:

Named Executive Officer	Annual Incentive ($)	Long-Term Incentive Value ($)
Bruce Flatt(a)	—	3,221,160
Hadley Peer Marshall	900,000	2,041,209
Connor Teskey	1,000,000	4,026,450
Brian W. Kingston(b)	750,000	5,360,400
Cyrus Madon(c)	—	1,610,580
(a)Mr. Flatt is not eligible for an annual incentive. His compensation consists of a Base Salary and an award under one of BAM’s Long-Term Share Ownership Plans. In addition, Mr. Flatt, who remains CEO of BN, is eligible for BN compensation, including Long-Term Share Ownership Plans. In 2025, Mr. Flatt received $5,360,400 in Long-Term Incentive Value as BN compensation in his capacity as CEO of BN.
(b)Mr. Kingston is eligible for an annual award under one of BAM’s Long-term Share Ownership Plans. In addition, Mr. Kingston is eligible for awards under BN Long-Term Share Ownership Plans. In 2025, Mr. Kingston’s Long-Term Incentive Value was awarded as BN compensation.
(c)Mr. Madon is not eligible for an annual incentive. His compensation consists of a Base Salary and an award under one of BAM’s Long-Term Share Ownership Plans. In addition, Mr. Madon is eligible for BN compensation, including Long-Term Share Ownership Plans. In 2025, Mr. Madon received $2,680,200 in Long-Term Incentive Value as BN compensation in his capacity as Executive Vice Chair of BN.
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
Named Executive Officer Compensation Mix
On average, approximately 70% of the value of compensation awarded to our Named Executive Officers for 2025, excluding Mr. Flatt, is in the form of long-term incentive awards. Approximately 90% of the value of compensation awarded to Mr. Flatt for 2025 is in the form of long-term share ownership awards. The actual value of this compensation, which is earned over time, depends upon the performance of the Class A Shares. The compensation mix for the Named Executive Officers, in 2025, is set out in the table below.

Annual Management Incentive
	Base Salary	Cash Bonus	DSUs / Restricted Shares	Long-Term Share Ownership	Percentage of Compensation at Risk
One Year (2025)
Chief Executive Officer	10%	—	—	90%	90%
Other Named Executive Officers	16%	14%	—%	70%	70%
Four Years (2022 - 2025)
Chief Executive Officer	10%	—	—	90%	90%
Other Named Executive Officers	14%	12%	4%	70%	74%
Details of the components of the compensation paid to Mr. Flatt and the other Named Executive Officers for 2025 is set out in the Summary Compensation Table on page 160 of this report.
Chief Executive Officer Ownership Interests in BAM
Consistent with BAM’s philosophy of aligning the interests of management and shareholders and fostering an entrepreneurial environment that encourages a focus on long-term value creation, Mr. Flatt has, over his 36 years with Brookfield, and as a result of the treatment of outstanding long-term incentive awards in the Arrangement, accumulated a number of ownership interests in BAM in the form of DSUs and Escrowed Shares. In addition, and separate from any compensation arrangements, but relevant to the extent it aligns Mr. Flatt’s interests with shareholders, Mr. Flatt owns a significant number of Class A Shares. These ownership interests are held both directly and through ownership in Partners Value Investments L.P.
Class A Share Performance Graphs
The following graphs detail the share performance of BAM’s Class A Shares on the NYSE and TSX.
The total return on the NYSE for the period from December 9, 2022 (the date of BAM’s public listing) to December 31, 2025 has been 81.6%. Total average compensation for the Named Executive Officers has increased by approximately 0.9% over the same period.
NYSE (Symbol: BAM)
The following shows the cumulative total shareholder return for BAM’s Class A Shares (assuming reinvestment of dividends) since December 9, 2022, in comparison with the cumulative total return of the NYSE Composite Total Return Index.

Cumulative Total Return on US$100 Investment Assuming Dividends are Reinvested
December 9, 2022 - December 31, 2025
200.0
150.0
100.0
50.0
12/09/22
12/31/22
12/31/23
12/31/24
12/31/2025
Class A Shares (BAM)
NYSE Composite Total Return Index

	December 9, 2022	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Class A Shares (BAM)	100	89.6	130.4	182.1	181.6
NYSE Composite Total Return Index	100	99.5	113.3	131.4	154.9

TSX (Symbol: BAM)
The following shows the cumulative total shareholder return for BAM’s Class A Shares (assuming reinvestment of dividends) since December 9, 2022, in comparison with the cumulative total return of the S&P/TSX Composite Total Return Index.

Cumulative Total Return on C$100 Investment Assuming Dividends are Reinvested
December 9, 2022 - December 31, 2025
200.0
150.0
100.0
50.0
12/09/22
12/31/22
12/31/23
12/31/24
12/31/25
Class A Shares (BAM)
S&P/TSX Composite Total Return Index

	December 9, 2022	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Class A Shares (BAM)	100	85.8	122.4	185.6	176.6
S&P/TSX Composite Total Return Index	100	97.4	109.0	132.6	174.6

Ratio of Named Executive Officer Compensation to Fee-Related Earnings
The following table illustrates the total compensation awarded to the Named Executive Officers for 2023, 2024 and 2025 as a percentage of FRE:

	2025	2024	2023
Aggregate Named Executive Officer Compensation(a)	$22,498,943	$32,419,360	$27,951,689
As a Percentage of FRE(b)(c)	0.75%	1.32%	1.25%
(a)Aggregate Named Executive Officer Compensation is defined as the Total Compensation as it appears in the Summary Compensation Table on page 160 of this report.
(b)FRE totaled $2.995 billion, $2.456 billion and $2.241 billion in 2025, 2024, and 2023, respectively.
(c)FRE is a non-GAAP measure. See the “Certain Terms Used in this Report” on page 4 of this report.
Compensation of Named Executive Officers
The compensation paid and disclosed in the table below represents aggregate amounts earned by the Named Executive Officers for the years ended December 31, 2025, 2024 and 2023. Mr. Flatt, who served as CEO of both BAM and BN, also received, compensation paid and disclosed by BN in the year ended December 31, 2025, December 31, 2024 and December 31, 2023.

Summary Compensation Table(a)

Name and Principal Position	Year	Annual Base Salary ($)	Annual Incentive Cash ($)	Restricted Shares/DSUs ($)	Escrowed Shares / Options(f) ($)	All Other Compensation(g) ($)	Total Compensation ($)
Bruce Flatt(b) CEO	2025	375,000	—	—	3,221,160	—	3,596,160
	2024	375,000	—	—	4,470,600	—	4,845,600
	2023	375,000	—	—	2,755,485	—	3,130,485
Hadley Peer Marshall CFO	2025	900,000	900,000	—	2,041,209	—	3,841,209
	2024	690,000	690,000	—	2,889,125	—	4,269,125
	2023	675,000	675,000	—	1,136,484	—	2,486,484
Connor Teskey(c) President	2025	1,000,000	1,000,000	—	4,026,450	174,063	6,200,513
	2024	1,000,000	1,000,000	—	5,588,250	234,598	7,822,848
	2023	923,370	923,370	2,835,040	4,362,851	91,171	9,135,802
Brian W. Kingston(d) Head of U.S.	2025	750,000	750,000	—	5,360,400	—	6,860,400
	2024	750,000	750,000	—	5,588,250	—	7,088,250
	2023	750,000	750,000	—	4,592,475	—	6,092,475
Cyrus Madon(e) Executive Vice Chair	2025	375,000	—	—	1,610,580	15,082	2,000,662
	2024	750,000	—	—	4,470,600	29,604	5,250,204
	2023	536,925	—	—	3,520,898	28,796	4,086,619
(a)Messrs. Flatt and Madon’s compensation consists of an annual Base Salary and Escrowed Shares. Each other Named Executive Officer is awarded an annual incentive which they can elect to receive in cash, DSUs or Restricted Shares.
(b)Mr. Flatt also received compensation paid by BN in recognition of his role as CEO of BN for the year ended December 31, 2025. Such compensation consisted of a salary of $375,000 and an Escrowed Share award with a grant date fair value of $5,360,400 based on the grant date price of a BN Class A Share on the NYSE on February 23, 2026 of $47.11. This value awarded is determined by the BN board of directors and considers the stock market price of the BN Class A Shares at the time of the award and the potential increase in value based on a hold period of 7.5 years, a volatility of 30.71%, a risk free rate of 3.88% and a dividend yield of 0.8%. This values has been discounted by 25% to reflect the five-year vesting.
(c)To provide for alignment with BN (as majority shareholder of BAM) consistent with that of other BAM Named Executive Officers, Mr. Teskey also received an award of BN Escrowed Shares granted by BN on February 23, 2026. The BN Escrowed Shares have a grant date fair value of $6,700,500 based on the grant date price of a BN Class A Share on the NYSE on February 23, 2026 of $47.11.This value awarded is determined by the BN board of directors and considers the stock market price of the BN Class A Shares at the time of the award and the potential increase in value based on a hold period of 7.5 years, a volatility of 30.71%, a risk free rate of 3.88% and a dividend yield of 0.8%. This value has been discounted by 25% to reflect the five-year vesting.
(d)The 2025 Escrowed Shares amount for Mr. Kingston reflects an award of BN Escrowed Shares granted by BN on February 23, 2026. The BN Escrowed Shares have a grant date fair value of $5,360,400 based on the grant date price of a BN Class A Share on the NYSE on February 23, 2026 of $47.11. This value awarded is determined by the BN board of directors and considers the stock market price of the BN Class A Shares at the time of the award and the potential increase in value based on a hold period of 7.5 years, a volatility of 30.71%, a risk free rate of 3.88% and a dividend yield of 0.8%. This value has been discounted by 25% to reflect the five-year vesting.
(e)Mr. Madon also received compensation paid by BN in recognition of his role as Executive Vice Chair of BN for the year ended December 31, 2025. Such compensation consisted of a salary of $375,000 and an Escrowed Share award with a grant date fair value of $2,680,200 based on the grant date price of a BN Class A Share on the NYSE on February 23, 2026 of $47.11. This value awarded is determined by the BN board of directors and considers the stock market price of the BN Class A Shares at the time of the award and the potential increase in value based on a hold period of 7.5 years, a volatility of 30.71%, a risk free rate of 3.88% and a dividend yield of 0.8%. This value has been discounted by 25% to reflect the five-year vesting.
(f)The amounts for 2025 reflect grants of BAM Escrowed Shares for all Named Executive Officers except for Mr. Kingston whose amount reflects a grant of BN Escrowed Shares. The value awarded under the Escrowed Stock Plan for annual grants is determined by the Board and considers the stock market price of the Class A Shares at the time of the award and the potential increase in value based on a hold period of 7.5 years, a volatility of 31.34%, a risk free rate of 3.88% and a dividend yield of 4.94%. These values, for the annual grants, have been discounted by 25% to reflect the five-year vesting.
(g)These amounts include annual retirement savings contributions and participation in the executive medical program. These amounts also include advance payments in 2023, 2024 and 2025 made to Mr. Teskey under the carried interest plans for Brookfield Capital Partners IV.
Incentive Plan Awards
Mr. Flatt is not eligible for an annual cash incentive award; he receives an annual Base Salary and Escrowed Shares. BAM has no long-term non-equity incentive plan programs. The following four tables show, for each Named Executive Officer (i) outstanding vested and unvested options at December 31, 2025, (ii) unvested Escrowed Shares, Restricted Shares and DSUs and the market value of vested and unvested Escrowed Shares, Restricted Shares and DSUs at December 31, 2025, and (iii) the value of all option and share-based awards which vested during 2025.

Outstanding Option and Share-Based Awards at December 31, 2025
Options

Name and Principal Position	Number of Securities Underlying Unexercised Option (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options at December 31, 2025(a) ($)
Hadley Peer Marshall CFO	2,118	32.75	February 24, 2030	41,594
	3,031	31.46	February 21, 2031	63,447
	10,825	41.24	February 17, 2032	120,692
	91,575	35.13	February 15, 2033	1,580,722
	185,600	40.07	February 15, 2034	2,286,889
Total	293,149			4,093,344
Connor Teskey President	151,368	32.75	February 24, 2030	2,972,640
	25,000	31.46	February 21, 2031	523,315
Total	176,368			3,495,955
Brian W. Kingston Head of U.S.	225,000	17.81	February 16, 2027	7,780,230
Total	225,000			7,780,230
Grand Total	694,517			15,369,529
(a) The market value of the options is the amount by which the closing price of the Class A Shares on December 31, 2025 exceeded the exercise price of the options. All values are calculated using the closing price of a Class A Share on December 31, 2025 on the NYSE of $52.39.
Escrowed Shares, Restricted Shares and DSUs(a)

	Escrowed Shares			Share-Based Awards Restricted Shares (RSs)			Deferred Share Units (DSUs)
	Number of Unvested Escrowed Shares	Market Value of Unvested Escrowed Shares(b)	Market Value of Vested Escrowed Shares(b)	Number of Unvested RSs	Market Value of Unvested RSs	Market Value of Vested RSs	Number of Unvested DSUs	Market Value of Unvested DSUs(c)	Market Value of Vested DSUs(c)
Name	(#)	($)	($)	(#)	($)	($)	(#)	($)	($)
Bruce Flatt	1,901,357	28,834,937	33,608,080	—	—	—	—	—	22,709,778
Hadley Peer Marshall	258,500	—	—	288	15,080	7,382	—	—	—
Connor Teskey	1,779,657	20,697,440	10,584,041	—	—	—	—	—	122,095
Brian W. Kingston	1,762,346	20,484,586	16,307,228	—	—	—	—	—	10,345,389
Cyrus Madon	1,831,967	25,884,830	26,779,644	—	—	—	—	—	18,554,052
(a)The values do not include the most recent Escrowed Share, Restricted Share and DSU awards made to the Named Executive Officers on February 23, 2026.
(b)The value of the Escrowed Shares is equal to the value of the Class A Shares held by the Escrowed Company less the net liabilities and preferred share obligations of the Escrowed Company.
(c)Includes DSUs issued by BN, which track the value of a Class A Share. Values are calculated using the closing price of the Class A Shares on the TSX on December 31, 2025 of $52.39 (C$71.90, converted into U.S. dollars at the Bloomberg mid-market exchange rate on that date of C$1.00 = US$0.7286) and $52.39 on the NYSE, as applicable.

Option and Share-Based Awards Vested During 2025

Value Vested During 2025(a)
Named Executive Officer	Options(b) ($)	DSUs(c) ($)	Restricted Shares ($)	Escrowed Shares(d) ($)
Bruce Flatt	—	—	—	13,779,368
Hadley Peer Marshall	1,255,310	—	16,859	—
Connor Teskey	901,727	—	—	7,727,144
Brian W. Kingston	—	—	—	9,336,928
Cyrus Madon	—	417,437	—	12,181,398
(a)All values are calculated using the closing price of a Class A Share on the vesting date on the TSX and NYSE, as applicable, and converted into U.S. dollars using the average Bloomberg mid-market exchange rate for 2025 of C$1.00 = US$0.7159.
(b)The value represents the amount by which the value of the Class A Shares exceeded the exercise price on the day the options vested.

(c)Values in this column represent the value of DSUs vested in 2025.
(d)The value of the Escrowed Shares is equal to the Class A Shares held by the Escrowed Company less the net liabilities and preferred share obligations of the Escrowed Company.
Security-Based Compensation Arrangements
BAM’s only security-based compensation arrangements are its Option Plans and its Escrowed Stock Plan.
2022 Management Share Option Plan
The 2022 Management Share Option Plan (the “2022 Plan”) was approved by the BN board of directors on September 23, 2022 and by the holders of Class A Shares of BN at the Special Meeting of Shareholders held on November 9, 2022. The 2022 Plan provides for the issuance of 17,500,000 Class A Shares (representing approximately 1.07% of BAM’s issued and outstanding Class A Shares as at December 31, 2025. Options to acquire 8,559,987 Class A Shares have been granted but not exercised, representing approximately 0.52% of BAM’s issued and outstanding Class A Shares as at December 31, 2025. 3,520,804 Class A Shares are available for future option grants, representing approximately 0.21% of BAM’s issued and outstanding Class A Shares as at December 31, 2025.
2022 Non-Qualified Management Share Option Plan
The 2022 Non-Qualified Management Share Option Plan (the “2022 Non-Qualified Plan”) was approved by the BN Board on September 23, 2022 and by the holders of Class A Shares of BN at the Special Meeting of Shareholder held on November 9, 2022. The 2022 Non-Qualified Plan provides for the issuance of 12,500,000 Class A Shares (representing approximately 0.76% of BAM’s issued and outstanding Class A Shares as at December 31, 2025. As at December 31, 2025, 960,561 Class A Shares were issuable pursuant to options granted under the 2022 Non-Qualified Plan, representing approximately 0.06% of BAM’s issued and outstanding Class A Shares as at December 31, 2025. As at December 31, 2025, 11,440,343 Class A Shares remained available for future option grants, representing 0.70% of BAM’s issued and outstanding Class A Shares as at December 31, 2025.
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
The following is a summary of the other key provisions of the Option Plans. Employees, officers and consultants of BAM and its affiliates and others designated by the Board are eligible to participate in the Option Plans. Non-employee directors are not eligible to participate in the Option Plans. The number of Class A Shares issuable to insiders at any time, or issued in any one year to insiders, under any of BAM’s security-based compensation arrangements cannot exceed in either case 10% of the issued and outstanding shares of this class; and no more than 5% of the issued and outstanding shares may be issued under these arrangements to any one person. The Board determines the vesting period for each option grant, which is normally 20% per year over five years commencing the first year after the grant. The Board also sets the expiry period for each option grant, which may not exceed 10 years, except where the expiry date falls during or shortly after a restricted trading period, in which case the expiry date is 10 days after the restricted trading period ends.
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

Procedure for Amending Option Plans
The Option Plans contain an amending provision setting out the types of amendments which can be approved by the Board without shareholder approval and those which require shareholder approval. Shareholder approval is required for any amendment that increases the number of shares issuable under the Option Plans, that lengthens the period of time after a restricted trading period during which options may be exercised, results in the exercise price being lower than fair market value of a Class A Share at the date of grant, reduces the exercise price or any cancellation and reissuance of an option which would be considered a repricing under TSX rules, expands insider participation, extends the term of an option beyond its expiry date, adds a provision which results in participants receiving shares for no consideration or other amendments required by law to be approved by shareholders. The Option Plans also require shareholder approval for any amendment which would permit options to be transferable or assignable other than for normal estate planning purposes, any amendment to the amendment provisions, any amendment expanding the categories of eligible participants which may permit the introduction or reintroduction of non-employee directors on a discretionary basis and any amendment to remove or exceed the insider participation limit. Shareholder approval is not required for any amendment to the Option Plans or any option that is of a housekeeping or administrative nature, that is necessary to comply with applicable laws or to qualify for favorable tax treatment, that is to the vesting, termination or early termination provisions (provided that the amendment does not entail an extension beyond the expiry period of the options), that adds or modifies a cashless exercise feature that provides for a full deduction of the number of Class A Shares from the Option Plan reserve, and to suspend or terminate an Option Plan. No amendments to the Option Plans were made in 2025.
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
BAM has established a number of policies related to its long-term share ownership plans, including option exercise hold periods, to reinforce the importance of equity ownership by its senior executives over the longer term. See also “Key Policies and Practices to Support Alignment” on page 154 of this report.
The Escrowed Stock Plan
The Escrowed Stock Plan was approved by the BN board of directors on September 23, 2022 and by holders of Class A Shares of BN at the Special Meeting of Shareholders held on November 9, 2022. The Escrowed Stock Plan governs the award of Escrowed Shares of one or more Escrowed Company to executives or other individuals designated by the Board. Each Escrowed Company is capitalized with common shares and preferred shares issued to BAM or BN in exchange for shares of Brookfield Asset Management ULC, Class A Shares or cash proceeds. Each Escrowed Company may use its cash resources to directly or indirectly purchase Class A Shares in the open market or, subject to obtaining exemptive relief (if applicable), in private purchases. Participants are either awarded Escrowed Shares or provided an election to contribute Class A Shares or previously awarded Escrowed Shares as consideration for the Escrowed Shares. Dividends paid to each Escrowed Company on the shares of Brookfield Asset Management ULC or the Class A Shares acquired by the Escrowed Company will be used to pay dividends on the preferred shares which are held by BAM or BN. If a participant elects to contribute Class A Shares as consideration, dividends paid to the Escrowed Company on the contributed Class A Shares will be paid on the common shares held by the participants.
Except as otherwise determined by the Board, 20% of Escrowed Shares will vest on the first anniversary of the granting of such shares, with an additional 20% vesting on each subsequent anniversary, up to and including the fifth anniversary of the grant of the Escrowed Shares.
On date(s) determined by the holders of the Escrowed Shares no later than 10 years after the initial grant, the vested Escrowed Shares will be acquired by BAM in exchange for the issuance of Class A Shares from treasury, where the value of the Class A Shares being issued is equal to the value of the Escrowed Shares being acquired. The value of the Escrowed Shares will be equal to the increase in value of the Class A Shares and shares of Brookfield Asset Management ULC held by the Escrowed Company since the grant date of the Escrowed Shares, as applicable, based on the volume-weighted average price of a Class A Share on the NYSE on the date of the exchange. Participants are not permitted to exchange Escrowed Shares during a restricted trading period, except with the consent of the Board. Once all participants of an Escrowed Company have elected to exchange their Escrowed Shares, the Escrowed Company will be wound up or merged and BAM will cancel at least that number of Class A Shares that is equivalent to the number of Class A

Shares that have been issued to holders of the Escrowed Shares of the Escrowed Company on exchanges such that the dilutive effect of the issuance of Class A Shares is wholly offset.
A maximum of 11,000,000 Class A Shares may be issued under the Escrowed Stock Plan, representing approximately 0.67% of BAM’s issued and outstanding Class A Shares as at December 31, 2025. When Class A Shares are issued in exchange for Escrowed Shares, the number of Class A Shares remaining for future issuance under the Escrowed Stock Plan will be reduced. On the wind-up or merger of an Escrowed Company, the number of Class A Shares held by one or more Escrowed Companies that are cancelled in respect of Class A Shares issued by BAM in exchange for Escrowed Shares are added back to the number of Class A Shares available for future issuance. The combined effect on wind-up or merger of an Escrowed Company is that the dilutive effect of the Class A Share issuance is wholly offset. 186,136 Class A Shares have been issued (representing approximately 0.01% of BAM’s issued and outstanding Class A Shares as at December 31, 2025) and 110,038 Class A Shares have been cancelled under the Escrowed Stock Plan. As at December 31, 2025, 10,923,902 Class A Shares are available for future issuance, representing approximately 0.67% of BAM’s issued and outstanding Class A Shares as at December 31, 2025.
Eligibility for participation in the Escrowed Stock Plan is restricted to designated executives of BAM and its affiliates or any other persons designated by the Board. The number of Escrowed Shares to be granted to each participant is determined at the discretion of the Board, on the recommendation of the GNCC. The GNCC recommends the award of Escrowed Shares for the CEO. All other awards of Escrowed Shares are recommended by the CEO to the GNCC. The number of Class A Shares issuable to insiders at any time, or issued in any one year to insiders, under any of BAM’s security-based compensation arrangements cannot exceed in either case 10% of the issued and outstanding shares of this class; and no more than 5% of the issued and outstanding shares may be issued under these arrangements to any one person. Aside from transfers to BAM (in the case of termination of employment, described in the table under “Termination and Change of Control Provisions” on page 156 of this report or for personal tax planning purposes, transfers of Escrowed Shares are not permitted. No incremental entitlements are triggered by a change in control of BAM under the Escrowed Stock Plan.
The number of Escrowed Shares granted under the Escrowed Stock Plan annually, expressed as a percentage of the weighted average number of Class A Shares outstanding in the year, was 0.15% in 2023, 0.29% in 2024, and 0% in 2025. See also “Dilution of Class A Shares” on page 165 of this report for information on the rate of Class A Share issuances under the Escrowed Stock Plan.
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
	2025	2024	2023
2022 Plan	0.5%	2.0%	2.7%
2022 Non-Qualified Plan(a)	0.1%	0.8	—
Escrowed Stock Plan(b)	0.3%	1.9	—
(a)Reflects the number of Class A Shares to be issued upon exchange of the in-the-money Options under the 2022 Non-Qualified Plan during the applicable year.
(b)Reflects the number of Class A Shares to be issued upon exchange of the in-the-money Escrowed Shares, less the number of Class A Shares cancelled under the Escrowed Stock Plan during the applicable year. Although the number of Class A Shares outstanding may increase over time as a result of issuances of Class A Shares pursuant to the Escrowed Stock Plan, the Escrowed Stock Plan continues to be non-dilutive as BAM will cancel Class A Shares held by Escrowed Companies that are wound up or merged.

Grants Issued as a Percentage of Shares Outstanding
The following table shows the number of Class A Shares issuable under awards granted under each of the Option Plans and the Escrowed Stock Plan as a percentage of the average Class A Shares outstanding (the “rate of grants issued”) in the applicable year.

The rate of grants issued is defined as the number of Class A Shares issuable under awards granted in a fiscal year, divided by the basic weighted average number of Class A Shares outstanding in that year.

	2025	2024	2023
Grants under the 2022 Plan(a)	1,019,300	354,248	1,706,775
Rate of Grants Issued	0.1%	0.1%	0.4%
Grants under the 2022 Non Qualified Plan(a)	—	1,465,020	74,185,200
Rate of Grants Issued	—	0.34%	—
Grants under the Escrowed Stock Plan(b)	—	1,261,666	60,062,800
Rate of Grants Issued	—	0.29%	—
(a)Includes Class A Shares issuable on exercise of the options as of each fiscal year end. Holders of options under the 2022 Non-Qualified Plan are only entitled to receive a number of Class A Shares equal to the in-the-money value of the options at the time of exercise.
(b)Includes Class A Shares issuable on exchange as of each fiscal year end for information purposes. Although the number of Class A Shares outstanding may increase over time as a result of issuances of Class A Shares pursuant to the Escrowed Stock Plan, the Escrowed Stock Plan continues to be non-dilutive as BAM will cancel Class A Shares held by Escrowed Companies that are wound up or merged.

Securities Authorized for Issue Under Incentive Plans
The following table sets out information on BAM’s Option Plans and Escrowed Stock Plan as at December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(a)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2022 Plan	8,599,987	$32.22	3,520,804
2022 Non-Qualified Plan(b)	960,561	$37.01	11,440,343
Escrowed Stock Plan(c)	4,189,648	—	10,923,902
Total	13,750,196		25,885,049
(a)Converted into U.S. dollars using the average Bloomberg mid-market exchange rate for 2025 of C$1.00 = US$0.7159.
(b)This value represents the number of Class A Shares at December 31, 2025 which could be issued under this plan. Up to December 31, 2025, 99,096 Class A Shares have been issued in connection with this plan.
(c)This value represents the number of Class A Shares at December 31, 2025 which could be issued under this plan. Up to December 31, 2025, 186,136 Class A Shares have been issued and 110,038 Class A Shares have been cancelled in connection with this plan.
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
The compensation program of the Board for the 2025 fiscal year was as follows:

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
In 2025, the directors, excluding Messrs. Flatt, Kingston, Madon, Blattman and Powell, collectively received annual director compensation having a total value of $1,885,104, excluding all other compensation unrelated to Board membership. Directors’ compensation was comprised of cash and other compensation of $597,731 and DSUs of BAM valued at $1,287,373, which represented approximately 32% and 68%, respectively, of total compensation paid to these directors during 2025.
Other than cash and DSU compensation set forth in the prior paragraph, no other compensation was paid to non-management directors in relation to their Board membership.
2025 Director Compensation
The following table sets out compensation received during 2025 by BAM’s directors(a):

Name	Board Position	Fees Earned in Cash ($)	Share-Based Award (DSUs) ($)(b)	Option-Based Award /Escrowed Shares ($)	All Other Compensation ($)	Compensation Total ($)(c)
Angela F. Braly		—	217,708	—	—	217,708
Marcel R. Coutu	Lead Independent Director and Audit Committee Chair	—	300,000	—	—	300,000
Scott Cutler		99,375	104,896	—	—	204,271
Olivia (Liv) Garfield	Chair of the GNCC	—	280,000	—	—	280,000
Nili Gilbert		130,000	130,000	—	—	260,000
Keith Johnson		—	265,000	—	—	265,000
Allison Kirkby(d)		45,856	22,894	—	190,000	258,750
Diana Noble		132,500	132,500	—	—	265,000
Satish Rai		—	52,083	—	—	52,083
Total		407,731	1,287,373	—	190,000	1,885,104
(a)Messrs. Flatt, Kingston, Madon, Blattman and Powell did not receive any compensation in their capacity as directors of BAM. For Messrs. Flatt, Kingston and Madon’s compensation as Named Executive Officers (as defined in this report), see page 159 of this report. Messrs. Powell and Blattman received compensation in their capacity as employees of BAM. In total, the amounts paid to these two employees was $1,485,000 in base salaries, $750,000 in cash bonuses and $77,735 in annual retirement savings contributions and participation in the executive medical program in 2025. Messrs. Powell and Blattman also received a total of $3,413,228 in Restricted Shares or Escrowed Shares in 2025.
(b)The value of each DSU is equal to the closing price of a Class A Share on the NYSE on the grant date of the DSU.
(c)Includes annual travel stipend to eligible directors of $15,000.
(d)“All Other Compensation” includes amounts paid to Ms. Kirkby in her capacity as Senior Advisor to Brookfield’s Infrastructure business.

Directors are also reimbursed for travel and other out-of-pocket expenses incurred to attend Board or Committee meetings. During 2025, the directors, excluding Messrs. Flatt, Kingston, Madon, Blattman and Powell, received an aggregate of $355,923 for reimbursement of such expenses.

The following tables set out information relating to options and other share-based awards granted to directors, excluding Messrs. Flatt, Kingston and Madon, whose awards relate to their roles as employees of BAM and is disclosed under “Compensation of Named Executive Officers” beginning on page 159 of this report.
Outstanding Share-Based Awards as at December 31, 2025 (Named Executive Officer directors excluded)
The following table shows the number and market value of vested DSUs awarded to and held by the BAM directors at December 31, 2025.

	Share-Based Awards Deferred Share Units (DSUs)
Name	Number of Vested DSUs (#)	Market Value of Vested DSUs ($)(a)
Angela Braly	18,652	977,203
Marcel R. Coutu	52,442	2,747,459
Scott Cutler	1,944	101,863
Olivia (Liv) Garfield	21,470	1,124,809
Nili Gilbert	9,985	523,117
Keith Johnson	20,811	1,090,273
Diana Noble	8,643	452,811
William Powell	13,647	714,954
(a)The market value is based on the closing price of a Class A Share on the TSX on December 31, 2025 of $52.39 (C$71.90 converted into U.S. dollars at the Bloomberg mid-market exchange rate on that date of C$1.00 = US$0.7286) and $52.39 on the NYSE as applicable.

Outstanding Escrowed Shares as at December 31, 2025 (Named Executive Officer directors excluded)
The following table shows the number and market value of Escrowed Shares awarded to and held by BAM directors at December 31, 2025:

	Escrowed Shares
Name	Number of Vested Escrowed Shares (#)(a)	Market Value as at December 31, 2025 ($)(b)
Barry Blattman	313,179	7,123,914
(a)Mr. Blattman has 10,567 unvested Escrowed Shares outstanding.
(b)The value of the Escrowed Shares is equal to the value of the Class A Shares held by the Escrowed Company less the net liabilities and preferred share obligations of the Escrowed Company.

Outstanding Options as at December 31, 2025 (Named Executive Officer directors excluded)
The following table shows the number and market value of unexercised options awarded to and held by the BAM directors at December 31, 2025.

	Options
Name	Number of Securities Underlying Unexercised Option (#)	Option Exercise Price ($)	Option Expiration Date	Market Value of Unexercised Options at December 31, 2025(b) ($)
William Powell(a)	31,125	32.75	February 24, 2030	611,248
	29,043	31.46	February 21, 2031	607,946
	19,850	41.24	February 17, 2032	221,316
	174,400	35.13	February 15, 2033	3,010,406
Total	254,418			4,450,916
(a)Mr. Powell’s options were granted in his capacity as an employee of BAM.
(b)The market value of the options is the amount by which the closing price of the Class A Shares on December 31, 2025 exceeded the exercise price of the options. All values are calculated using the closing price of the Class A Shares on December 31, 2025 on the TSX and NYSE, as applicable. The closing price of the Class A Shares on the TSX on December 31, 2025 was $52.39 (C$71.90 converted into U.S. dollars at the Bloomberg mid-market exchange rate on that date of C$1.00 = US$0.7286) and on the NYSE was $52.39.

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
All independent directors are required to receive at least 33.3% of their Annual Retainer in DSUs (see “Long-Term Share Ownership Plans” on pages 152 to 154 of this report). Subject to these requirements, all non-management directors have the option to receive their Annual Retainer in DSUs or cash.
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
The table below sets forth information regarding the beneficial ownership of our Class A Shares as at February 23, 2026 by:
•each person known to us to beneficially own 5% of Class A Shares based on our review of filings with the SEC;
•each of our directors and named executive officers; and
•all of our directors and executive officers as a group.
The percentage of beneficial ownership is based on 1,638,147,590 Class A Shares issued and outstanding as at February 23, 2026. The amounts and percentage of Class A Shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose of or to direct the disposition of such security. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner(a)	Number(b)	% of Class
5% Stockholders
Brookfield Corporation(c)	1,193,021,145	73%

Directors and Named Executive Officers
Barry Blattman(d)	1,040,525	*
Angela F. Braly	—	*
Marcel R. Coutu	36,777	*
Scott Cutler	—	*
Bruce Flatt(e)	15,107,676	*
Olivia (Liv) Garfield	—	*
Nili Gilbert	—	*
Keith Johnson	—	*
Bruce Karsh	—	*
Brian W. Kingston(f)	3,025,584	*
Cyrus Madon(g)	4,975,685	*
Diana Noble	—	*
Connor Teskey(h)	3,196,284	*
Hadley Peer Marshall	512,550	*
David Levi	164,705	*
Current directors and named executive officers as a group	28,059,786	1.8
* Less than one percent.
(a)The address of Brookfield Corporation is Brookfield Place, 181 Bay Street, Suite 100, Toronto, Ontario, M5J 2T3. The address of Messrs. Blattman, Coutu, Cutler, Flatt, Johnson, Karsh, Kingston and Madon and Mses. Braly, Gilbert and Peer Marshall is Brookfield, 225 Liberty Street, 8th Floor, New York, NY, 10281-1048. The address of Mr. Teskey and Mses. Garfield and Noble is One Canada Square, Level 25, Canary Wharf, London, E14 5AA, United Kingdom.
(b)The figures in this column include (i) the individual’s Class A Shares, held directly and indirectly, including under the Restricted Stock Plan; (ii) the individual’s pro rata interests in Class A Shares held by Partners Value Investments L.P. (on a consolidated basis); and (iii) the individual’s Escrowed Shares, which also represent an indirect pro rata interest in Class A Shares. The value of these indirect pro rata interests is impacted by a number of factors, including the terms of their ownership, the capital structure of each company, the value of the Class A Shares held by each company and their net liabilities and preferred share obligations.
(c)Brookfield Corporation owns or controls approximately 73% of BAM, which includes approximately 4% held by subsidiaries of BWS.
(d)Mr. Blattman holds 681,792 Class A Shares directly and indirectly as of the date of this report, which excludes his pro rata interests held in Class A Shares referenced above in clause (ii) of (b).
(e)Mr. Flatt holds 1,706,843 Class A Shares directly and indirectly as of the date of this report, which excludes his pro rata interests held in Class A Shares referenced above in clause (ii) and (iii) of (b).
(f)Mr. Kingston holds 273,812 Class A Shares directly and indirectly as of the date of this report, which excludes his pro rata interests held in Class A Shares referenced above in clause (ii) and (iii) of (b).
(g)Mr. Madon holds 1,396,948 Class A Shares directly and indirectly as of the date of this report, which excludes his pro rata interests held in Class A Shares referenced above in clause (ii) and (iii) of (b).
(h)Mr. Teskey holds 178,816 Class A Shares directly and indirectly as of the date of this report, which excludes his pro rata interests held in Class A Shares referenced above in clause (ii) and (iii) of (b).

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
In addition to other senior management personnel of BAM or the Asset Management Company, the CEO of BAM and BAM's business group CEOs, who are currently Messrs. Baron, Ranjan, Pollock and Teskey, serve on the investment committees suitable to their business group. Additionally, BN's CEO and another senior management nominee from BN serve on the investment committees for each of our strategies.
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
Incentive Distributions
Our asset management business is entitled to performance or incentive distributions in respect of some of the perpetual affiliates. The aggregate incentive distributions from the perpetual affiliates for the year ended December 31, 2025 was $561 million. To the extent that a perpetual affiliate or one of its related entities pays to BN (including our asset management business) any comparable performance or incentive distribution, the amount of any future incentive distributions payable by the perpetual affiliate is reduced in an equitable manner to avoid duplication of distributions.
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
Services Agreement
BN, BAM and the Asset Management Company have entered into an agreement (the “Services Agreement”) in which the parties agree to provide certain services to support day-to-day corporate activities (including services relating to finance, treasury, accounting, legal and regulatory, marketing, communications, human resource, internal audit and information technology) and (ii) upon the request of BN, making the services of BAM investment personnel available for purposes of assisting on acquisitions, investments and other transactions (collectively, the “Services”). The Services are provided, at cost, and shall continue until terminated by written agreement by each of BN, BAM and the Asset Management Company.
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
Asset Management Company-BN Credit Facility
The Asset Management Company has a $300 million revolving credit facility established on November 8, 2022, with BN as lender. The facility is available in U.S. and Canadian dollars, where U.S. dollar borrowings are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian Dollar borrowings are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. This liquidity is readily available for use without any material tax consequences and can be deployed to support our asset management business in funding strategic transactions as well as seeding new investment products. Since this facility was entered into, the largest amount outstanding was $202 million. As at December 31, 2025 the Asset Management Company had fully repaid this credit facility.
External Credit Facility
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. In August and September 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion. As at December 31, 2025, the Company had fully repaid this $1.05 billion facility.
Deposit Arrangement
Our asset management business has $1.6 billion of cash available to fund future growth opportunities, of which, as at December 21, 2025, $1.1 billion is on deposit with BN until it is deployed by our asset management business.
Tax Matters Agreement
In connection with the 2022 Arrangement, BN, BAM and the Asset Management Company entered into the tax matters agreement (the “Tax Matters Agreement”) that governs each party’s respective rights, responsibilities and obligations with respect to allocation of tax liabilities, the preparation and filing of tax returns, the payment of taxes, the control of tax contests, and certain other matters regarding taxes.
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
Arrangement Agreement
On October 31, 2024, BAM and BN entered into an arrangement agreement (the “Arrangement Agreement”) to provide for the terms of the 2025 Arrangement and certain customary covenants. The 2025 Arrangement was completed on February 4, 2025.
Covenants Regarding the Arrangement
The Arrangement Agreement contains certain customary covenants of the parties that they will, subject to the terms of the Arrangement Agreement, cooperate with and assist each other in dealing with transitional and other matters relating to or arising from the 2025 Arrangement or the Arrangement Agreement.
Director Independence
See “Part III—Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte LLP is the principal external auditor of BAM. The following table provides information about the aggregate fees billed to BAM and the Asset Management Company for professional services rendered by Deloitte LLP during 2025 and 2024. The Audit Committee pre-approves all audit and non-audit services provided to BAM by Deloitte LLP.

YEARS ENDED DECEMBER 31 (Millions)	2025	2024
Audit Fees	$4.2	$3.2
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$4.2	$3.2
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
1. Financial Statements:
See Item 8 above.
2. Financial Statement Schedules:
The (i) audited consolidated financial statements of Brookfield Asset Management Ltd. and its subsidiaries are included in Item 8 of this Annual Report and (ii) audited combined and consolidated financial statements of Oaktree Capital II, L.P., Oaktree Capital Management, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman), L.P., and Oaktree Investment Holdings, L.P., and their consolidated subsidiaries are included in Exhibit 99.1 of this Annual Report, in each case pursuant to Rule 3-09 of Regulation S-X. Other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable, and therefore have been omitted.
(b) Exhibits:

Exhibit Number	Exhibit Description
3.1	Articles of Brookfield Asset Management Ltd. (incorporated by reference to Exhibit 3.1 of BAM’s Form 6-K filed with the SEC on February 5, 2025).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of BAM’s Form 10-K filed with the SEC on March 17, 2025).
4.2
Indenture dated as of April 24, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 of BAM’s Form 8-K filed with the SEC on April 24, 2025).

4.3
First Supplemental Indenture dated as of April 24, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 of BAM’s Form 8-K filed with the SEC on April 24, 2025).

4.4
Second Supplemental Indenture dated as of September 9, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 of BAM’s Form 8-K filed with the SEC on September 9, 2025).

4.5
Third Supplemental Indenture dated as of November 18, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.2 of BAM’s Form 8-K filed with the SEC on November 18, 2025).

4.6
Fourth Supplemental Indenture dated as of November 18, 2025, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.3 of BAM’s Form 8-K filed with the SEC on November 18, 2025).

10.1
Relationship Agreement dated November 8, 2022 among Brookfield Asset Management Inc., Brookfield Asset Management Ltd. and Brookfield Asset Management ULC (incorporated by reference to Exhibit 10.1 of BAM’s Form F-1/A filed with the SEC on November 9, 2022).

10.2
Amended and Restated Relationship Agreement dated May 5, 2023 by and among Brookfield Renewable Partners L.P., Brookfield Renewable Energy L.P., the Service Providers, Brookfield Corporation, and others (incorporated by reference to Exhibit 99.3 of Brookfield Renewable Partners L.P.’s Form 6-K filed with the SEC on June 2, 2023).

10.3
Amended and Restated Relationship Agreement dated March 28, 2014, by and among Brookfield Corporation, Brookfield Infrastructure Partners L.P., Brookfield Infrastructure L.P., and others (incorporated by reference to Exhibit 4.3 of Brookfield Infrastructure Partners L.P.’s Form 20-F filed with the SEC on March 28, 2014).

10.4
Amended and Restated Relationship Agreement dated January 23, 2024, by and among Brookfield Business Partners L.P., Brookfield Corporation and others (incorporated by reference to Exhibit 4.1 of Brookfield Business Partners L.P.’s Form 20-F filed with the SEC on March 1, 2024).

10.5
Master Services Agreement dated June 1, 2016 among Brookfield Asset Management Inc., Brookfield Business Partners L.P., Brookfield Business L.P., Brookfield BBP Canada Holdings Inc., Brookfield BBP US Holdings LLC, Brookfield BBP Bermuda Holdings Limited, Brookfield Asset Management Private Institutional Capital Adviser (Private Equity), L.P., Brookfield Canadian Business Advisor L.P., Brookfield BBP Canadian GP L.P., Brookfield Asset Management (Barbados) Inc. and Brookfield Global Business Advisor Limited (incorporated by reference to Exhibit 99.3 of Brookfield Business Partners L.P.’s Form 6-K filed with the SEC on June 22, 2016).

10.6
Asset Management Services Agreement dated November 8, 2022 between Brookfield Asset Management Ltd. and Brookfield Asset Management ULC (incorporated by reference to Exhibit 10.3 of BAM’s Form F-1/A filed with the SEC on November 9, 2022).

10.7*	Services Agreement dated December 9, 2025 between Brookfield Corporation, Brookfield Asset Management Ltd. and Brookfield Asset Management ULC.
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

10.10
Asset Management Company Credit Facility dated November 8, 2022 between Brookfield Corporation and Brookfield Asset Management ULC (incorporated by reference to Exhibit 10.10 of BAM’s Form 10-K filed with the SEC on March 17, 2025).

10.11
Trademark Sublicense Agreement dated December 9, 2022 between Brookfield Corporation and Brookfield Asset Management Ltd. (incorporated by reference to Exhibit 99.3 of BAM’s Form 6-K filed with the SEC on December 12, 2022).

10.12+	2022 Management Share Option Plan (incorporated by reference to Exhibit 4.2 of BAM's Form S-8 filed with the SEC on December 13, 2022).
10.13+	2022 Non-Qualified Management Share Option Plan (incorporated by reference to Exhibit 4.3 of BAM's Form S-8 filed with the SEC on December 13, 2022).
10.14+	Escrowed Stock Plan (incorporated by reference to Exhibit 10.14 of BAM's Form S-8 filed with the SEC on March 17, 2025).
10.15*+	Restricted Stock Plan.
10.16*+	Restricted Stock Plan (Canada).
19.1*	Brookfield Asset Management Personal Trading Policy.
21.1*	Subsidiaries of the Registrant
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of BAM's Form 10-Q filed with the SEC on November 10, 2025).
23.1*	Consent of Deloitte LLP, relating to the audited consolidated financial statements of Brookfield Asset Management Ltd.
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
Date: March 2, 2026

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 2nd day of March, 2026.

/s/ Connor Teskey	/s/ Hadley Peer Marshall
Connor Teskey, Chief Executive Officer	Hadley Peer Marshall, Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Bruce Flatt	/s/ Barry Blattman
Bruce Flatt, Chair of the Board	Barry Blattman, Director

/s/ Angela F. Braly	/s/ Marcel R. Coutu
Angela F. Braly, Director	Marcel R. Coutu, Director

/s/ Scott Cutler	/s/ Bruce Karsh
Scott Cutler, Director	Bruce Karsh, Director

/s/ Olivia (Liv) Garfield	/s/ Nili Gilbert
Olivia (Liv) Garfield, Director	Nili Gilbert, Director

/s/ Keith Johnson	/s/ Brian W. Kingston
Keith Johnson, Director	Brian W. Kingston, Director

/s/ Cyrus Madon	/s/ Diana Noble
Cyrus Madon, Director	Diana Noble, Director