Form 10-Q
period 2026-03-31
Brookfield Asset Management Ltd.
filed 2026-05-08
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission file number: 001-41563

BROOKFIELD ASSET MANAGEMENT LTD.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1702516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Brookfield Place
225 Liberty Street, 8th Floor New York, NY 10281-1048	10281-1048
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2026, the registrant had 1,596,765,155 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

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

We believe these factors include those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”). These factors should be read in conjunction with the other cautionary statements that are included in this report and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS REPORT
In this report, “BAM”, “we”, “our”, “us”, or the “Company” refers to Brookfield Asset Management Ltd. For accounting purposes and for periods prior to the closing date of the 2025 Arrangement (as defined below), references to the historical financial information of BAM are to the historical financial statements of Brookfield Asset Management ULC (the “Asset Management Company”) as the “Predecessor” of BAM. The term “BN” means Brookfield Corporation and its subsidiaries (including the perpetual affiliates, as defined below), other than BAM and its subsidiaries, and does not, for greater certainty, include BAM, BWS (as defined below) or Oaktree (as defined below) and their respective affiliates. The term “Brookfield” means BAM and BN, collectively.
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
•“BAM Partnership” means BAM Partners Trust;

•“BAIIF” means Brookfield AI Infrastructure Fund;
•“BBUC”, means Brookfield Business Corporation, the successor of Brookfield Business Partners L.P. following the completion of a corporate simplification transaction effective March 27, 2026;
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
•“BMEP” means Brookfield Middle East Partners;
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
•“consolidated funds” means certain funds in which BAM is the primary beneficiary, as defined under U.S. GAAP, and therefore consolidates their balance sheets and results of operations;
•“corporate liquidity” consists of cash, short-term financial assets, as well as the undrawn portions of any BAM revolving credit facilities, excluding consolidated funds;
•“CORRA” means the Canadian Overnight Repo Rate Average;
•“CP Notes” means senior unsecured commercial paper notes of BAM;
•“CP Program” means the commercial paper program of BAM established in March 2026;
•“CTF” means Catalytic Transition Fund;
•“Data4” means DATA4 Luxembourg S.à.r.l;
•“Distributable Earnings”, a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
•“Energy” refers to one of the Company’s principal strategies, formerly referred to as “Renewable Power and Transition”;
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
•“GEMS Education” means the investment in a Dubai-based international education provider, Global Education Management Systems, acquired on July 12, 2024, as part of a Brookfield-led consortium of investors including BAM, BSI, BWS, and certain co-investors;
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
•“Oaktree Acquisition” means the proposed transaction announced on October 13, 2025 whereby Brookfield will acquire the approximately 26% interest in Oaktree that it does not already own;
•“partner managers” means Angel Oak, Castlelake, LCM, Oaktree, and Primary Wave;
•“perpetual affiliates” means BEP, BIP, BBUC and BPG;
•“Pinegrove Fund” means Pinegrove Opportunity Partners I LP;
•“Pinegrove Ventures” means the investment platform business formerly operated by SVB Financial Group, SVB Capital (rebranded to Pinegrove Ventures after acquisition), acquired on September 26, 2024 through Pinegrove Venture Partners (“Pinegrove”), our venture investment platform formed with Sequoia Heritage;
•“Pretium” means our economic interest in Pretium Holdings, LP and Pretium CV Holdings, LP acquired on June 29, 2024;
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
•“Services Agreement” means the agreement dated December 9, 2025 among BN, BAM and the Asset Management Company in which the parties provide services to each other in support of their respective day-to-day corporate activities. BAM also provides to BN, upon request and on a cost recovery basis, services of its investment personnel to assist in acquisitions, investments and other transactions undertaken by BN. This agreement was previously referred to as the “Transition Services Agreement” or “TSA”;
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
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as of March 31, 2026, unless otherwise noted.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2026	2025
Assets
Cash and cash equivalents	$1,045	$1,583
Cash of consolidated funds	51	—
Accounts receivable and other, net	440	333
Financial assets	433	417
Due from affiliates	2,939	3,280
Investments	9,510	9,795
Investments of consolidated funds	2,387	505
Property, plant and equipment, net	93	92
Intangible assets, net	229	234
Goodwill	236	236
Deferred income tax assets	574	572
Total assets	$17,937	$17,047
Liabilities
Accounts payable and other, net	$2,103	$2,459
Financial liabilities	467	449
Due to affiliates	932	720
Due to affiliates of consolidated funds	63	—
Corporate borrowings	2,478	2,478
Borrowings of consolidated funds	451	462
Deferred income tax liabilities	208	169
Total liabilities	6,702	6,737
Commitments and contingencies
Preferred shares redeemable non-controlling interest	1,265	1,398
Redeemable non-controlling interest in consolidated funds	1,384	—
Equity
Common stock:
Class A, no par value, unlimited authorized, 1,638,207,185 (December 31, 2025 - 1,637,942,656) issued and 1,601,048,262 (December 31, 2025 - 1,608,492,642) outstanding as of March 31, 2026	9,157	9,153
Class A held in treasury, no par value, 37,158,923 (December 31, 2025 - 29,450,014) shares as of March 31, 2026	(916)	(526)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2025 - 21,280) issued, and outstanding as of March 31, 2026	—	—
Additional paid-in capital	218	154
Retained deficit	(1,047)	(851)
Accumulated other comprehensive income	180	188
Non-controlling interest in consolidated entities	878	773
Non-controlling interest in consolidated funds	116	21
Total equity	8,586	8,912
Total liabilities, redeemable non-controlling interest and equity	$17,937	$17,047
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Revenues
Base management and advisory fees	$860	$837
Incentive fees	130	117
Investment income
Carried interest allocations
Realized	16	—
Unrealized	96	2
Total investment income	112	2
Interest and dividend revenue	21	13
Interest and dividend revenue of consolidated funds	8	7
Other revenues	207	105
Total revenues	1,338	1,081
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(355)	(259)
Other operating expenses	(98)	(78)
General, administrative and other	(22)	(6)
Total compensation, operating, and general and administrative expenses	(475)	(343)
Carried interest allocation compensation
Realized	(22)	(33)
Unrealized	(189)	(113)
Total carried interest allocation compensation	(211)	(146)
Interest expense	(37)	(3)
Interest expense of consolidated funds	(10)	(10)
Total expenses	(733)	(502)
Other income (expenses), net	10	(69)
Share of income from equity method investments	70	58
Other income, net of consolidated funds	11	14
Income before taxes	696	582
Income tax expense	(110)	(75)
Net income	$586	$507
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$89	$127
Redeemable non-controlling interest in consolidated funds	6	—
Non-controlling interest in consolidated entities	(69)	(48)
Non-controlling interests in consolidated funds	5	(5)
Net income attributable to the common stockholders	$617	$581

Earnings per share
Basic	$0.38	$0.36
Diluted	$0.38	$0.36
Weighted-average shares
Basic	1,606.5	1,613.5
Diluted	1,619.3	1,629.8
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Net income	$586	$507
Equity method investments	(4)	6
Currency translation	(4)	8
Comprehensive income	$578	$521
Comprehensive loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$89	$127
Redeemable non-controlling interest in consolidated funds	6	—
Non-controlling interest in consolidated entities	(69)	(48)
Non-controlling interests in consolidated funds	5	(5)
Comprehensive income attributable to the common stockholders	$609	$595
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2025	1,608,492,642	21,280	$9,153	$(526)	$154	$(851)	$188	$8,118	$773	$21	$8,912
Net income	—	—	—	—	—	617	—	617	69	(5)	681
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)	—	—	(8)
Share subscriptions	264,529	—	4	—	(1)	(3)	—	—	—	—	—
Acquisition of treasury shares, net	(7,708,909)	—	—	(390)	—	—	—	(390)	—	—	(390)
Contributions	—	—	—	—	65	—	—	65	41	100	206
Distributions	—	—	—	—	—	(810)	—	(810)	(5)	—	(815)
Balance at March 31, 2026	1,601,048,262	21,280	$9,157	$(916)	$218	$(1,047)	$180	$7,592	$878	$116	$8,586

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained deficit	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	581	—	581	48	5	634
Other comprehensive income	—	—	—	—	—	—	14	14	—	—	14
Share subscriptions	160,613	—	3	—	—	—	—	3	—	—	3
Acquisition of treasury shares, net	(1,858,594)	—	—	(122)	—	—	—	(122)	—	—	(122)
Contributions	—	—	—	—	2	(3)	—	(1)	53	2	54
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(707)	—	(707)	(1)	—	(708)
Balance at March 31, 2025	1,612,540,300	21,280	$9,140	$(220)	$10	$(617)	$176	$8,489	$467	$7	$8,963
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31 (MILLIONS)	2026	2025
Operating activities
Net income	$586	$507
Adjustments to reconcile net income to net cash from operating activities:
Other (income) expenses, net	(39)	71
Other income, net of consolidated funds	(11)	—
Share of income from equity method investments, net of cash distributions	(42)	29
Depreciation and amortization	13	3
Deferred income taxes	27	(4)
Stock-based equity awards	37	35
Unrealized carried interest allocation, net	(22)	71
Changes in operating assets and liabilities:
Investments in investments of consolidated funds	(75)	(151)
Disposition of investments of consolidated funds	136	—
Changes in other working capital and non-cash operating items	(272)	(447)
	338	114
Investing activities
Acquisitions
Investments	(55)	(11)
Acquisition of subsidiaries, net of cash acquired	—	6
Other assets	(6)	(2)
Cash assumed on consolidation of funds	104	—
Dispositions and distributions received
Investments	117	35
Investments held for sale	—	207
	160	235
Financing activities
Distributions to common stockholders	(809)	(707)
Purchase of treasury shares	(376)	(116)
Deposits from related parties	400	—
Repayment of related party loans	(206)	—
Corporate borrowings issuance, net	—	235
Distributions to non-controlling and redeemable non-controlling interests	(28)	(3)
Capital raised from non-controlling interests	102	15
Issuances of borrowings by consolidated funds	211	154
Repayment of borrowings by consolidated funds	(231)	—
Capital raised from redeemable non-controlling interest in consolidated funds	50	—
Redemption of redeemable non-controlling interest in consolidated funds	(96)	—
	(983)	(422)
Cash and cash equivalents and cash of consolidated funds
Net increase (decrease)	(485)	(73)
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Balance, beginning of period	1,583	404
Balance, end of period	$1,096	$332
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31 (MILLIONS)	2026	2025
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$(55)	$(2)
Accounts payable and other, net	(147)	(256)
Due from affiliates	(20)	(117)
Due to affiliates	(84)	(63)
Other non-cash operating items	34	(9)
	$(272)	$(447)

Supplemental disclosure of cash flow information
Total income taxes paid	$39	$96
Interest paid	$34	$12
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing and financing activities related to 2025 Arrangement	$—	$27
Non-cash exchange of DSUs	$458	$—
Non-cash investment receivable	$79	$—
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    ORGANIZATION
Brookfield Asset Management Ltd. (“BAM”, “we”, “our”, “us”, or the “Company”) is an alternative asset manager headquartered in New York, NY, and listed on the New York Stock Exchange (“NYSE”) and Toronto Stock Exchange (“TSX”) under the symbol BAM. BAM focuses on infrastructure, energy, private equity, real estate and credit, operating in various markets globally.
BAM was incorporated on July 4, 2022 and its head office is located at Brookfield Place, 225 Liberty Street, 8th Floor, New York, NY, 10281-1048 and its registered office is located at 1055 West Georgia Street, 1500 Royal Centre, P.O. Box 11117, Vancouver, British Columbia V6E 4N7.
On July 4, 2022, the date of its incorporation, the Company entered into certain agreements and arrangements, including the Relationship Agreement under which carried interest generated by BAM is allocated to BN at 100% with respect to mature funds and at 33.3% with respect to current funds, new funds and open-ended funds, through the Company’s non-controlling interest and preferred shares redeemable non-controlling interest held by BN. Further, certain employee share-based and performance-based compensation costs are recovered from BN. See discussion of the accounting for this agreement in the Other Revenues accounting policy in Note 2.
On February 4, 2025, BAM and BN completed a transaction by way of a plan of arrangement whereby BN and certain of its subsidiaries exchanged all of their common shares in Brookfield Asset Management ULC (the “Asset Management Company”) for newly-issued Class A Shares on a one-for-one basis (the “2025 Arrangement”). As a result of the 2025 Arrangement, BAM issued approximately 1,194 million Class A Shares to BN for approximately 1,194 million outstanding common shares of the Asset Management Company. Immediately following the completion of the 2025 Arrangement, (i) BAM held, directly and indirectly, 100% of the outstanding common shares of the Asset Management Company, (ii) BN held approximately 73% of the Class A Shares of BAM, and (iii) the shareholders of BAM prior to effecting the 2025 Arrangement held the remaining approximately 27% of the Class A Shares of BAM.
The financial statements of BAM for the periods prior to February 4, 2025, the closing date of the 2025 Arrangement, reflect historical financial information of Brookfield Asset Management ULC (other than legal share capital), the accounting acquirer, as the “Predecessor” entity. For the periods thereafter, the financial statements reflect the financial position and results of the combined entity.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of BAM have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and are presented in U.S. Dollars. The condensed consolidated financial statements, including these notes, are unaudited and exclude some of the disclosures required in annual financial statements. The condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in accordance with U.S. GAAP. The results reported in these condensed consolidated financial statements should not necessarily be regarded as indicative of results that may be expected for any other interim period or for the entire year. These condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of BAM for the year ended December 31, 2025, as filed in our Form 10-K dated March 2, 2026.
Certain of the comparative figures have been reclassified to conform with the current year's presentation. This includes changes in consolidated funds which have been reclassified from investing activities to operating activities in the condensed consolidated statements of cash flows to reflect the nature of these movements on the consolidated funds.
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

Consolidation
The Company consolidates all entities which it controls through a majority voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary. An enterprise is determined to be the primary beneficiary if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a variable interest entity and reconsiders that conclusion upon certain events. In determining whether the Company is the primary beneficiary, the Company evaluates its control rights as well as economic interests in the entity held either directly or indirectly by the Company. Assets of a consolidated VIE can only be used to settle obligations of the consolidated VIE and creditors and other beneficial interest holders do not have recourse to the Company with respect to liabilities of its consolidated VIEs. For more information, the Company’s other disclosures regarding VIEs are discussed in Note 4.
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
BUSHI's issued share capital includes class B senior preferred shares, all of which are held by BN. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the BUSHI Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares were issued in December 2022 in conjunction with the 2022 Arrangement and are held by BN. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. While the class B senior preferred shares are not currently redeemable, the Company considers that it is probable such shares will become redeemable as the redemption requirement is only through the passage of time.

BUSHI's issued share capital includes class B preferred shares, all of which are held by BN. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and entitle the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These class B preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity.
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
The Company recognizes any change in the carrying amount of its preferred shares redeemable non-controlling interest in net loss (income) attributable to preferred shares redeemable non-controlling interest in its condensed consolidated statements of operations. Distributions on the preferred shares redeemable non-controlling interest are made periodically as carried interest is realized. Distributions are not deferred until a redemption event occurs. These distributions are presented within distributions in Note 12 “redeemable non-controlling interest”.
Redeemable Non-Controlling Interest in Consolidated Funds
The Company has various outstanding classes of outstanding non-controlling interests issued by its consolidated funds, including interests held by BN, other related parties and third-party limited partners. These interests are redeemable upon events that are not solely within the Company's control, including at the discretion of the relevant Fund's general partner, which is controlled by BN. Due to the currently exercisable redemption option, these interests are presented as redeemable non-controlling interest in consolidated funds on the condensed consolidated balance sheets, outside of permanent equity. Net loss (income) attributable to redeemable non-controlling interest in consolidated funds is allocated based on the economic entitlement attributable to the redeemable non-controlling interest in consolidated funds. At each balance sheet date, the carrying value of the redeemable non-controlling interest in consolidated funds is presented at the redemption amount, to the extent that the redemption amount exceeds the carrying value. The Company recognizes changes in the redemption amount with corresponding adjustments against additional paid-in-capital within common stock on the condensed consolidated balance sheets. When redeemable amounts become legally payable to related parties or third-party investors, they are classified as a liability and included in due to affiliates of consolidated funds or accounts payable of consolidated funds, respectively in the condensed consolidated balance sheets.
Non-Controlling Interest in Consolidated Entities
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
Non-Controlling Interest in Consolidated Funds
Non-controlling interests in consolidated funds represent the equity in consolidated funds held by third-party investors and related parties. Net loss (income) and other comprehensive loss (income), if applicable, generated by the respective funds is allocated to non-controlling interest in consolidated funds based on the substantive contractual terms of the funds governing agreements that specify the allocation of income or loss, such as fees allocable to BAM.
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
Incentive fees are incentive payments to reward the Company for meeting or exceeding certain performance thresholds of managed entities. This includes BBUC performance fees that are earned above a high watermark.
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
Level II Valuation Techniques
Financial instruments classified within Level II of the fair value hierarchy are comprised of certain equity securities and derivative instruments.
The valuation techniques used to value financial instruments classified within Level II of the fair value hierarchy are as follows:
•Equity securities and derivative instruments are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, the Company may use certain information with respect to quotations from dealers, pricing matrices and market transactions in comparable investments and various relationships between investments. The valuation of certain equity securities is based on an observable price for an identical security adjusted for the effect of a restriction that is embodied in the security.
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
The Company uses the discounted cash flow method or the direct capitalization method to value the investments held in consolidated funds. Valuations may be derived by referencing observable valuation measures for comparable assets and recent market transactions, adjusted for asset specific factors. Where a discounted cash flow method is used, a terminal value is derived by referencing to a stabilized exit earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a capitalization rate.
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
Financial Assets and Financial Liabilities
In the normal course of business, the Company and certain consolidated funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. These generally include foreign currency forward contracts, total return swaps and interest rate swaps. The derivative instruments are not designated as hedging instruments under ASC 815, Derivative and Hedging (“ASC 815”).

Derivative instruments under ASC 815 held by the Company are recognized on a gross basis as either financial assets or financial liabilities in the condensed consolidated balance sheets at fair value with changes in fair value recognized in net income.
Derivative instruments are marked-to-market at the end of each reporting period based upon quotations from pricing services or by the Company and the change in value, if any, is recorded as an unrealized gain (loss). Upon settlement of the instrument, the Company records any realized gain (loss). Unrealized gains (losses) and realized gains (losses) are reflected within other income (expenses), net within the condensed consolidated statements of operations.

Derivative instruments under ASC 815 held by certain consolidated funds are recognized on a gross basis as either investments of consolidated funds or accounts payable and other of consolidated funds in the condensed consolidated balance sheets at fair value with unrealized and realized gains or losses being recognized in other income, net of consolidated funds within the condensed consolidated statements of operations.
Purchased or written options on equity interests of several of the Company's equity method investments that do not meet the definition of a derivative are recognized on the condensed consolidated balance sheets on a gross basis as financial assets or financial liabilities, respectively. These financial instruments are measured at fair value with changes in fair value recognized in other income (expenses), net within the condensed consolidated statements of operations.

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
Refer to Note 3 for further details in relation to equity method investments.
Cash and Cash Equivalents
Cash and cash equivalents represents cash on hand, cash held in banks, demand deposits, money market funds and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend revenue in the condensed consolidated statements of operations.
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
Compensation, benefits and carried interest compensation
Compensation — Compensation consists of (a) salary and bonus, deferred compensation and benefits paid and payable to employees, and (b) share-based compensation associated with the grants of share-based awards to employees. Compensation costs relating to the issuance of share-based awards to senior management and employees is accounted for in accordance with ASC 718, Compensation — Stock Compensation. These awards are measured at fair value at the grant date and expensed over the vesting period, except in the case of share-based awards that do not require future service, which are expensed immediately. Cash settled share-based awards and awards settled in a variable number of shares for a fixed monetary amount are classified as liabilities and are remeasured at the end of each reporting period. The Company accounts for forfeitures as they occur.
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
Other income (expenses), net
Other income (expenses), net — Other income (expenses), net includes net unrealized gains (losses) resulting from changes in the fair value of the Company’s investments in common shares, financial instruments associated with options to acquire additional interests in various investments, and investments in its sponsored funds, as well as non-asset management related expenses.
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
See Note 14 for further detail on related party transactions.
Common control transactions
Transfers of assets, liabilities, businesses, or subsidiaries between entities under common control are accounted for at the transferring entity's carrying values at the transfer date. Accordingly, no gains or losses are recognized when assets and liabilities are transferred between entities under common control. ASC 805 Business Combinations would also not apply to transfers of businesses or subsidiaries between entities under common control. As such, no step up in fair value or new goodwill would be recognized upon such transfers. Any difference between the consideration exchanged and the carrying value of the net assets transferred is recorded as an adjustment to additional paid‑in capital.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, which requires public business entities to disclose specific information about existing costs and expenses in the notes to its financial statements. This ASU is intended to provide users with useful information about expenses critical to understanding an entity's performance. This standard requires that a public business entity disclose key expenses including, but not limited to, employee compensation, depreciation and amortization, and associated qualitative disclosures about the nature of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this update, but it is not expected to have a material impact.
3.    INVESTMENTS

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	2026	2025
Common and preferred shares (a)	$92	$337
Investments in affiliates (b)	731	787
Accrued carried interest - mature funds (c)	96	197
Accrued carried interest - new funds (c)	1,833	1,636
Equity method investments (d)
Equity interest in Oaktree	4,659	4,671
Equity interest in Castlelake	732	720
Equity interest in Primary Wave	282	261
Equity interest in Angel Oak	139	133
Equity interest in other affiliates	946	1,053
	$9,510	$9,795
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.

a.As of March 31, 2026, common and preferred shares were $92 million (2025 – $337 million). Common shares primarily represents investments of $64 million (2025 – $64 million) in Brookfield Renewable Energy L.P. and $27 million (2025 – $27 million) in Brookfield Infrastructure Income Fund Inc. Common and preferred share investments are carried at fair value with changes in fair value recorded in other income (expenses), net in the condensed consolidated statements of operations. During the three months ended March 31, 2026, BAM sold its preferred share investments in GEMS Education (2025 – $188 million) and Cherry Parent, LLC. (2025 – $58 million) to BMEP and BPE, respectively. As a result of these transactions, BAM determined that it is the primary beneficiary of BMEP and BPE and will therefore consolidate both funds. Accordingly, the investments in GEMS Education and Cherry Parent, LLC are now included within investments in consolidated funds in the condensed consolidated balance sheets.

b.As of March 31, 2026, investments in affiliates are primarily comprised of an interest in BSREP III, a fund which BAM manages, of $643 million (2025 – $700 million) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities. The change in fair value of the Company’s interest in BSREP III was $19 million for the three months ended March 31, 2026 (2025 – $40 million) and is recorded within other income (expenses), net in the condensed consolidated statements of operations.

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
The change in BAM’s accrued carried interest for mature funds during the three months ended March 31, 2026 and 2025 is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$197	$931
Changes in fund fair values	(99)	(127)
Realized carried interest	(2)	—
Balance, ending	$96	$804
All mature carried interest is due to BN therefore BAM's net amount of mature carried interest retained is $nil for the three months ended March 31, 2026 and 2025.
The change in BAM’s accrued carried interest for new funds during the three months ended March 31, 2026 and 2025 is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$1,636	$693
Changes in fund fair values	211	129
Realized carried interest	(14)	—
Balance, ending	$1,833	$822
New fund carried interest is partially due to BN, who is entitled to 33.3%. After allocating this interest to BN, BAM's net interest in new fund accrued carried interest as of March 31, 2026 is $1.2 billion (December 31, 2025 – $1.1 billion).

d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company recognized its share of earnings from all of its equity method investments of $70 million (2025 – $58 million) for the three months ended March 31, 2026 within the share of income from equity method investments in its condensed consolidated statements of operations. The Company’s equity method investments include our:
i.approximate 74% economic interest in Oaktree of $4.7 billion (2025 – $4.7 billion);
ii.economic interest in Castlelake of $732 million (2025 – $720 million);
iii.49.9% economic interest in LCM of $221 million (2025 – $221 million);
iv.44% economic interest in Primary Wave of $282 million (2025 – $261 million);
v.51.3% economic interest in Angel Oak of $139 million (2025 – $133 million);
vi.approximate 9% (2025 – 11%) economic interest in Pretium of $260 million (2025 – $330 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. During the three months ended March 31, 2026, BAM sold a partial interest in Pretium for cash consideration of $70 million, resulting in a realized gain of $4 million. In the same period, a $4 million decrease in the fair value of the remaining investment has been recognized, primarily reflecting lower market valuation multiples;
vii.limited partner interests in funds of $329 million (2025 – $368 million) including Pinegrove Fund (2026 – $245 million; 2025 – $230 million), and BGTF II (2026 – $75 million; 2025 – $36 million). During the three months ended March 31, 2026, the Company determined that it is the primary beneficiary of BPE and will therefore consolidate the fund. As a result, the Company derecognized its limited partner interests in BPE of $88 million (2025 - $92 million) and;
viii.general partner interests in a number of our private funds.
The summarized financial information of all of the Company’s equity method investees, in aggregate, for the three months ended March 31, 2026 and 2025 is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Revenues	$2,773	$918
Expenses	(1,128)	(1,096)
Net income (loss)	1,645	(178)
Net income attributable to non-controlling interest	23	20
Investments of Consolidated Funds
The summary of the Company's investments held in consolidated funds as of March 31, 2026 and December 31, 2025, is as follows:

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2026	2025	2026	2025
Equity securities, at fair value	$2,212	$253	93%	50%
Debt, at fair value	170	252	7%	50%
Freestanding derivatives	5	—	—%	—%
Total investments, at fair value	$2,387	$505	100%	100%
As of March 31, 2026 and December 31, 2025, no single issuer or investment, including derivative instruments and underlying portfolio investments of the consolidated funds, had a fair value that exceeded 5% of BAM’s total assets.
As of March 31, 2026, BAM consolidates BSI II, BPE and BMEP. The investments in consolidated funds are accounted for at their fair value under ASC 946 Financial Services – Investment Companies.
Other income, net of consolidated funds in the condensed consolidated statements of operations, consists primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. For the three months ended March 31, 2026, there were $11 million of gains recognized from investment activities within other income, net of consolidated funds on the condensed consolidated statements of operations (2025 – $14 million).

BSI II
During the three months ended March 31, 2026, BSI II exchanged a portion of its debt and equity interests in Spring Education with BWS, a limited partner in the fund, in exchange for cash consideration of $129 million. BAM continues to be the primary beneficiary and consolidate BSI II.
BPE
During the three months ended March 31, 2026, BAM increased its economic interest in BPE and determined it was the primary beneficiary of the fund. As a result, BAM was required to consolidate the fund and derecognize its equity method investment in BPE of $88 million beginning on March 1, 2026. Upon consolidation, the Company recognized approximately $104 million of cash of consolidated funds, $1.7 billion of investments of consolidated funds, and $143 million of due to affiliates of consolidated funds. The interests of related party and third-party investors were recorded as redeemable non-controlling interest in consolidated funds, and management fees and other transactions with BPE were eliminated upon consolidation.
BMEP
During the three months ended March 31, 2026, BAM increased its economic interest in BMEP and determined it was the primary beneficiary of the fund. As a result, BAM was required to consolidate the fund beginning on January 30, 2026. Upon consolidation, the Company recognized approximately $245 million of investments of consolidated funds and $211 million of borrowings of consolidated funds. The interests of third-party investors were recorded as non-controlling interests in consolidated funds, and management fees and other transactions with BMEP were eliminated upon consolidation.
4.    VARIABLE INTEREST ENTITIES
The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly, through another consolidated entity. VIEs include certain credit focused entities within the Oaktree platform, whereby the purpose of such VIEs is to provide a vehicle that allocates our share of its performance-based fees between the Company and BN, as well as certain consolidated funds where BAM is the primary beneficiary. The fundamental risks of these consolidated VIEs, mainly include loss of invested capital and performance-based fees. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As of March 31, 2026, the Company had unfunded commitments of $500 million to the consolidated funds.

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	2026	2025
Cash and cash equivalents	$—	$—
Cash of consolidated funds	51	—
Investments	410	411
Investments of consolidated funds	2,387	505
Other assets	—	—
Total Assets	$2,848	$916

Due to affiliates of consolidated funds	$63	$—
Borrowings of consolidated funds	451	462
Deferred income tax liabilities	41	—
Other liabilities	—	—
Total Liabilities	$555	$462
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominately include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the three months ended March 31, 2026 and 2025, the Company did not provide any financial and other support to unconsolidated VIEs other than its obligated commitments.

The assets and liabilities recognized in the Company's condensed consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	2026	2025
Investments	$1,027	$1,130
Due from affiliates	3	4
VIE related assets	1,030	1,134
Maximum exposure to loss	$1,030	$1,134
5.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the condensed consolidated financial statements: cash, cash of consolidated funds, accounts receivable and other, net, accounts payable and other, net, due to affiliates, due to affiliates of consolidated funds and due from affiliates.
Financial Instruments
The following tables summarize the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as of March 31, 2026 and December 31, 2025:

AS OF MARCH 31, 2026 (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$711	$—	$—	$—	$711
Financial assets	—	—	433	—	433
Investments:
Common and preferred shares	—	—	64	28	92
Investments in affiliates	—	—	—	643	643
Equity method investments under fair value option	—	—	260	—	260
Total assets at fair value	$711	$—	$757	$671	$2,139
Liabilities
Financial liabilities	$—	$14	$453	$—	$467
Total liabilities at fair value	$—	$14	$453	$—	$467

AS OF DECEMBER 31, 2025 (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$1,181	$—	$—	$—	$1,181
Financial assets	—	7	410	—	417
Investments:
Common and preferred shares	—	—	310	27	337
Investments in affiliates	—	—	—	700	700
Equity method investments under fair value option	—	—	330	—	330
Total assets at fair value	$1,181	$7	$1,050	$727	$2,965
Liabilities
Financial liabilities	$—	$5	$444	$—	$449
Total liabilities at fair value	$—	$5	$444	$—	$449
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

The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

AS OF MARCH 31, 2026 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$433	Option pricing model	Volatility	35% - 40%	39%	Higher
			Discount rate	3% - 9%	5%	Lower
Common and preferred shares (c)	64	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	260	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (e)	453	Option pricing model	Volatility	25% - 40%	35%	Higher
			Discount rate	3% - 4%	4%	Lower

AS OF DECEMBER 31, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$410	Option pricing model	Volatility	35% - 40%	39%	Higher
			Discount rate	3% - 9%	5%	Lower
Common and preferred shares (c)	310	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	330	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (e)	444	Option pricing model	Volatility	25% - 40%	35%	Higher
			Discount rate	3% - 4%	4%	Lower
(a)Unobservable inputs were weighted based on the fair value of the investments included in the range.
(b)Financial assets relate to call options held by the Company to acquire additional shares of Primary Wave, LCM, Angel Oak and Castlelake from other investors of the investee using a prescribed valuation methodology in exchange for cash, Class A Shares or BN Class A Shares or other forms of consideration at the discretion of the Company. Financial assets also includes a financial guarantee that ensures a pre-determined return is earned on the economic interest in Pretium. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.
(c)Common shares categorized as Level III represents investments of $64 million (2025 – $64 million). Preferred shares represent $nil of preferred shares in GEMS Education (2025 – $188 million) and $nil preferred shares of Cherry Parent, LLC (2025 – $58 million). Preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.
(d)Equity method investments under fair value option represents an approximate 9% (2025 – 11%) economic interest in Pretium of $260 million (2025 – $330 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the condensed consolidated statements of operations.
(e)Financial liabilities relate to put options held by other investors of Oaktree, Castlelake, LCM and Primary Wave under which the Company may be required to purchase additional shares of these investees using a prescribed valuation methodology in exchange for cash, Class A Shares or BN Class A Shares or other forms of consideration at the discretion of the Company. The balance also includes contingent consideration agreed to as part of the acquisition of certain investments and other financial derivatives. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.

Level III Changes in Fair Value
During the three months ended March 31, 2026 and 2025, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level III investments are reported in other income (expenses), net in the condensed consolidated statements of operations.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$410	$310	$330	$444
Fair value changes in net income	23	65	(4)	9
Disposals	—	—	(66)	—
Transfers	—	(311)	—	—
Balance, ending	$433	$64	$260	$453

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	(22)	3	(20)	13
Purchases	—	—	—	61
Balance, ending	$209	$366	$331	$302

Financial Instruments of Consolidated Funds
The following tables summarize the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as of March 31, 2026 and December 31, 2025:

	2026				2025
AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$2,212	$2,212	$—	$—	$253	$253
Investments in debt	—	—	170	170	—	—	252	252
Freestanding derivatives	—	5	—	5	—	—	—	—
Total assets at fair value	$—	$5	$2,382	$2,387	$—	$—	$505	$505
Liabilities
Borrowings	$451	$—	$—	$451	$462	$—	$—	$462
Total liabilities at fair value	$451	$—	$—	$451	$462	$—	$—	$462

Level III Measurements of Consolidated Funds

AS OF MARCH 31, 2026 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$2,212	Discounted cash flows	WACC	10% - 19%	12%	Lower
			Terminal multiple	8.7x - 18.0x	11.6x	Higher
		Hypothetical liquidation approach	EBITDA multiple	7.7x	7.7x	Higher
		Market approach	N/A	N/A	N/A	N/A
Investments in debt	170	Par (net of amortized discount) plus accrued interest	Discount rate	14%	14%	Lower

AS OF DECEMBER 31, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$253	Market approach	N/A	N/A	N/A	N/A
Investments in debt	252	Par (net of amortized discount) plus accrued interest	Discount rate	14%	14%	Lower

Level III Changes in Fair Value of Consolidated Funds

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$252	$253
Fair value changes in net income	—	7
Initial consolidation of funds	41	1,882
Purchases, net	—	83
Dispositions, net	(123)	(13)
Balance, ending	$170	$2,212

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Investments in equity securities
Balance, beginning	$251
Fair value changes in net income	14
Purchases, net	157
Balance, ending	$422
6.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. On September 5, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. The margins are subject to change based on the Company's credit rating.

BAM established a commercial paper program on March 3, 2026 under which it may issue senior unsecured short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The Company did not have any commercial paper borrowings during the quarter ended March 31, 2026 and there were no borrowings outstanding as of March 31, 2026.

BAM has the following debt obligations outstanding:

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	2026		2025		Remaining Maturity
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes(a)
4.653%, Due 11/15/2030	$600	$595	$600	$605	55 months
5.795%, Due 4/24/2035	750	764	750	786	110 months
5.298%, Due 1/15/2036	400	391	400	400	118 months
6.077%, Due 9/15/2055	750	744	750	769	354 months
Deferred financing costs	(22)	(22)	(22)	(22)	N/A
Total corporate borrowings	$2,478	$2,472	$2,478	$2,538

(a) All or a portion of the senior unsecured notes may be redeemed at BAM's option in whole or in part, at any time and from time to time, prior to the stated maturity, at the redemption price set forth in the agreement. If a change of control triggering event occurs, subject to certain conditions, BAM will be required to make an offer to repurchase all outstanding senior unsecured notes in cash equal to 101% of the principal amount plus accrued and unpaid interest up to the date of, but not including, the date of repurchase.

Fair value is determined by broker quote and these notes would be classified as level II within the fair value hierarchy.
Borrowings of Consolidated Funds
Certain consolidated funds also maintain revolving credit facilities that are secured by the limited partner commitments of the respective fund. The consolidated funds of BAM have the following borrowings:

AS OF MARCH 31, AND DECEMBER 31, (MILLIONS)	2026	2025	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$451	$462	$525	5.6%	8 months	0.3% - 0.4%
Total borrowings of consolidated funds	$451	$462
Scheduled principal payments for borrowings as of March 31, 2026 were as follows:

AS OF MARCH 31, 2026 (MILLIONS)	Corporate Borrowings	Borrowings of Consolidated Funds	Total Borrowings
2026	$—	$451	$451
2027	—	—	—
2028	—	—	—
2029	—	—	—
2030	600	—	600
Thereafter	1,900	—	1,900
Total	$2,500	$451	$2,951
BAM's corporate borrowings include customary representations, covenants and events of default. Financial covenants consist of a ratio of consolidated obligations to distributable earnings and a requirement to keep a minimum amount of fee-bearing capital, each tested quarterly. BAM was in compliance with all financial covenants associated with its corporate borrowings as of March 31, 2026 and December 31, 2025.

7.    DERIVATIVES
Freestanding derivatives are instruments that the Company and certain consolidated funds have entered into in the normal course of business to achieve certain risk management objectives as part of their overall risk management and investment strategies. These derivative contracts are not designated as hedging instruments for accounting purposes. Such contracts may include interest rate swaps, total return swaps, and foreign currency forward contracts. As a result of the use of derivative contracts, the Company and certain consolidated funds are exposed to the risk that counterparties will fail to fulfill their contractual obligations. To mitigate such counterparty risk, the Company and certain consolidated funds enter into contracts with certain major financial institutions, all of which have investment grade ratings. Counterparty credit risk is evaluated in determining the fair value of derivative instruments.
The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount represents the absolute value of all outstanding derivative contracts.

AS OF MARCH 31, 2026 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$16	$—	$536	$5
Total return swap contracts	—	—	74	9
Interest rate swap contracts	370	—	—	—
	$386	$—	$610	$14

AS OF DECEMBER 31, 2025 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$325	$4	$405	$3
Total return swap contracts	66	3	8	1
Interest rate swap contracts	—	—	370	1
	$391	$7	$783	$5

The table below summarizes the aggregate notional amount and fair value of the derivative instruments held in consolidated funds. The notional amount represents the absolute value of all outstanding derivative contracts.

AS OF MARCH 31, 2026 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Investments of consolidated funds
Foreign-currency forward contracts	$200	$5	$—	$—
	$200	$5	$—	$—

Nominal realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of March 31, 2026 and December 31, 2025.

8.    REVENUE
The Company offers investment products on a number of strategies, specifically energy, infrastructure, private equity, real estate and credit, operating in more than 50 countries. The majority of base management and advisory fees are earned from customers located in the U.S.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	Energy	Infrastructure	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$28	$42	$23	$134	$77	$304
United Kingdom	60	58	26	62	3	209
Canada	50	113	19	6	20	208
Other	37	55	12	27	8	139
Incentive fees	43	87	—	—	—	130
	$218	$355	$80	$229	$108	$990

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Energy	Infrastructure	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$28	$44	$24	$178	$77	$351
United Kingdom	43	46	21	89	4	203
Canada	47	97	15	6	19	184
Other	25	43	11	19	1	99
Incentive fees	37	80	—	—	—	117
	$180	$310	$71	$292	$101	$954
9.    INCOME TAXES
The Company’s statutory federal income tax rate is 15%.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of March 31, 2026, certain of the Company’s U.S. and non-U.S. income tax returns for 2018 through 2024 are open to or are under examination.
As of March 31, 2026, a valuation allowance of $218 million (2025 – $197 million) has been recorded against deferred tax assets related to net operating loss carryforwards in the U.S. that are not more likely than not to be utilized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

10.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A Shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding escrowed shares and options held by employees and non-employees that have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the three months ended March 31, 2026, and 2025 was calculated as follows:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026		2025
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$615	$—	$580	$—
Denominator
Weighted average of common stock outstanding - basic	1,606.5	—	1,613.5	—
Dilutive effect of conversion of options and escrowed shares using treasury stock method	12.8	—	16.3	—
Weighted average of common stock outstanding - diluted	1,619.3	—	1,629.8	—
Net Income per Share
Earnings per share - basic	$0.38	$0.38	$0.36	$0.36
Earnings per share - diluted	$0.38	$0.38	$0.36	$0.36
The following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Management stock options of BAM	8.2	1.2
Escrow shares of BAM	6.9	3.6
Total	15.1	4.8
11.    SHARE-BASED COMPENSATION
BAM and BN have granted share-based compensation awards to certain employees and directors of BAM, under a number of compensation plans (the “Equity Plans”). The Equity Plans provide for the granting of share options, restricted shares, escrowed shares and deferred share units which contain certain service or performance requirements of BAM or BN.
The expense recognized for share-based compensation is summarized in the following table:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$12	$11
Escrowed Stock Plan	27	13
Restricted Stock Plan	19	15
	$58	$39

Recovery arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$(9)	$(67)
	$(9)	$(67)
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
During the three months ended March 31, 2026, BAM granted 7.7 million (2025 – 4.8 million) share options at a weighted average exercise price of $52.03 (2025 – $59.62). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5), 30.4% volatility (2025 – 29.9%), a weighted average expected dividend yield of 4.8% (2025 – 3.7%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $8.09 per unit (2025 – $11.18). The total fair value of the share options granted was $62 million (2025 – $53 million).
For the three months ended March 31, 2026, the total expense incurred with respect to MSOP totaled $12 million (2025 – $11 million).
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
During the three months ended March 31, 2026, BAM granted 3.2 million (2025 – 3.5 million) ES shares at a weighted average exercise price of $51.45 (2025 – $59.62). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5 years), 31.3% volatility (2025 – 29.9%), a weighted average expected dividend yield of 4.9% (2025 – 3.7%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $8.05 per unit (2025 – $11.18). The total fair value of the ES shares granted was $26 million (2025 – $40 million).
During the three months ended March 31, 2026, BN granted 8.9 million (2025 – 0.8 million) ES shares at a weighted average exercise price of $47.11 (2025 – $40.19) to BAM employees. The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5 years), 30.7% volatility (2025 – 31.3%), a weighted average expected dividend yield of 0.8% (2025 – 0.8%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $13.40 per unit (2025 – $11.89). The total fair value of the ES shares granted was $119 million (2025 – $9 million).
For the three months ended March 31, 2026, the total expense incurred with respect to the ES Plan totaled $27 million (2025 – $13 million).
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
For the three months ended March 31, 2026, the total expense incurred with respect to Restricted Shares totaled $19 million (2025 – $15 million).
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
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A Shares or BN Class A Shares at the time the conversion takes place. During the three months ended March 31, 2026, the DSU Plan of BN was partially settled, and participating employees of BAM exchanged their DSUs for new DSUs that track a fixed value preferred share in a subsidiary of BN, with a redemption value equal to the value of their DSUs on the settlement date, for a total amount of $458 million. These tracking DSUs vest over a five year period but fall outside the scope of ASC 718, Compensation — Stock Compensation as they are not based on Class A Shares or BN Class A Shares and therefore are accounted for in accordance with ASC 710 - Compensation General. As the

DSU Plan was a plan of BN, BAM was entitled to recover the costs from BN. As a result of the settlement, a due from affiliates amount of $458 million has been derecognized.
The fair value of the vested DSUs as of March 31, 2026 was $230 million (December 31, 2025 – $701 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the three months ended March 31, 2026, employee compensation recovery totaled $9 million (2025 – $67 million).
12.    REDEEMABLE NON-CONTROLLING INTEREST
Preferred Shares Redeemable Non-Controlling Interest
As of March 31, 2026, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2026		2025
AS OF MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	200	$977	200	$1,115
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	2,520,571	63	2,520,571	63
Class A preferred	5,909,372	148	5,909,372	148
BMHL Tracking Shares	100	36	100	31
		$1,265		$1,398
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$1,398	$2,103
Issuances	—	1
Distributions	(28)	—
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	—	(47)
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	(89)	(127)
Other	(16)	—
Balance, ending	$1,265	$1,930
BUSHI and BMHL Tracking Shares
During the three months ended March 31, 2026, BUSHI paid BN a $19 million cash dividend on the BUSHI Tracking Shares, BMHL paid BN a $7 million cash dividend on the BMHL tracking shares, and $2 million on the Class A Preferred Shares.
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
Redeemable Non-Controlling Interest in Consolidated Funds
The redeemable non-controlling interest in consolidated funds amount of $1.4 billion is made up of Class D units, Class I units, Class S units, Class CA-1, Class CA-2 and Class CA-3 (“Investor Units”), Class B-1 and Class E-1, Class B-2 and Class E-2 units in BPE, a fund consolidated by BAM. These units are held by either related parties or third parties and due to the nature and terms of the units are classified and presented as redeemable non-controlling interest in consolidated funds within the condensed consolidated balance sheets, outside of permanent equity.

	2026
AS OF MARCH 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value
BPE Redeemable Non-Controlling Interests
Class B-1 and E-1	46,471,759	$1,115
Class B-2, Class E-2 and Investor Units	10,453,660	269
		$1,384

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$—	$—
Amount assumed on consolidation of fund	1,357	—
Issuances	50	—
Redemptions	(17)	—
Changes in redemption value included in net income attributable to redeemable non-controlling interest	(6)	—
Balance, ending	$1,384	$—
Class B-1 and E-1 Units
Class B-1 and Class E-1 units of BPE were issued to related parties in connection with seed investments and are subject to a monthly redemption arrangement at the discretion of the general partner of BPE. Redemptions, if any, are determined as of the last calendar day of each month. During an initial period, the redemption price is based on the lesser of net asset value and a discounted value of the underlying seed investments, with any excess retained by the fund.
Class B-1 and Class E-1 units that have been redeemed but not yet settled are reflected as due to affiliates of consolidated funds on the condensed consolidated balance sheets. From the date of consolidation March 1, 2026 to March 31, 2026, 716,533 Class B-1 and Class E-1 units were redeemed for an aggregate of $17 million. This redemption amount and unpaid February redemptions of $46 million are recorded as due to affiliates of consolidated funds.
Investor Units, Class B-2 Units and Class E-2 Units
BPE has established a redemption program (the “Redemption Program”), pursuant to which holders of Investor Units and Class B-2 Units may request redemptions on a quarterly basis. The general partner of BPE retains sole discretion to accept or reject redemption requests, in whole or in part, and may impose limitations on the amount of units redeemed in any given period, including the deferral of redemptions in excess of such limitations.
No Investor Units, Class B-2 Units or Class E-2 Units have requested redemption as of March 31, 2026.

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
The movement in the carrying value of non-controlling interest is as follows:

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$773	$336
Net income	69	48
Contributions	41	53
2025 Arrangement	—	31
Distributions	(5)	(1)
Balance, ending	$878	$467
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds.

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Balance, beginning	$21	$—
Net (loss) income	(5)	5
Contributions	100	2
Balance, ending	$116	$7
14.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions and derives substantially all of its revenue from the provision of asset management services to affiliates and related parties. During the three months ended March 31, 2026, the Company recorded revenues of $1.3 billion (2025 – $1.0 billion), with affiliates and related parties on its consolidated statements of operations.
BAM also has investment management agreements with the funds that it manages. In accordance with these agreements, these funds may bear certain operating costs and expenses which are initially paid by BAM and subsequently reimbursed by the funds.
As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated from BN under the Relationship Agreement relating to these instruments is recognized as other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest or are incurred. During the three months ended March 31, 2026, BAM recognized recharges of $161 million (2025 – $39 million), in the condensed consolidated statements of operations in other revenues under this arrangement.
Due from affiliates and due to affiliates consisted of the following:

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Due from affiliates
Operating and loan receivables	$1,689	$1,669
Receivables from affiliates related to share and cash-based compensation	1,250	1,611
	$2,939	$3,280

Due to affiliates
Operating and loan payables	$897	$682
Payables to affiliates related to share and cash-based compensation	35	38
	$932	$720

Due from affiliates
Due from affiliates of $2.9 billion (2025 – $3.3 billion) consists of $1.7 billion (2025 – $1.7 billion) of receivables from affiliates and related parties which are primarily comprised of base management fees and fund expense reimbursements which are earned in accordance with underlying agreements of the respective funds that BAM is the general partner of or manages.
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
The remaining $1.3 billion (2025 – $1.6 billion) represents receivables from affiliates related to share and cash-based compensation.
Due to affiliates
Due to affiliates of $932 million (2025 – $720 million) consists of operating and loan payables to affiliates and related parties and payables to affiliates related to share and cash-based compensation. Operating payables are for services received in the normal course of business. The payables to affiliates related to share and cash-based compensation relate to certain adjustments to share and cash-based compensation amounts under the Relationship Agreement as described above.
During the three months ended March 31, 2026, a $400 million cash deposit from Oaktree was transferred from BN to BAM, with the corresponding payable to Oaktree recorded in due to affiliates.
For the three months ended March 31, 2026 the Company recognized tax attributes purchased from a related party of $19 million (2025 – $38 million).
Other related party transactions
Accounts payable include amounts payable under a tax receivable agreement with Oaktree for $116 million as of March 31, 2026 (December 31, 2025 – $116 million). Other liabilities as of March 31, 2026 include $34 million (December 31, 2025 – $46 million) of lease liabilities associated with related parties.
BAM incurs certain facilities and technology expenses in the normal course of business that are charged by BN. These costs are included within the other operating expenses in BAM's condensed consolidated statement of operations.
Cash equivalents comprise of a deposit with BN of $636 million (2025 – $1.1 billion).
In addition, BAM does business with and on behalf of certain of its affiliates and investees; all such arrangements are conducted on a negotiated basis.
15.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.1 billion has been funded as of March 31, 2026 (December 31, 2025 – $2.2 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. These other equity commitments primarily include signed investment commitments for bridging portfolio company acquisitions and limited partner commitments with third parties and funds and or entities managed by BAM. The Company earns fees in connection with bridge financing and bears the risk associated with syndicating the commitment. As of March 31, 2026, the Company had $6.5 billion of such commitments outstanding (December 31, 2025 – $6.6 billion).
The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. On September 5, 2025, BAM increased its revolving credit facility by $300 million to $1.05 billion. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As of March 31, 2026, the Company has drawn $nil on the $1.05 billion facility.
On November 8, 2022, a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As of March 31, 2026, the facility is undrawn.
BAM established a commercial paper program on March 3, 2026, the CP Program, under which it may issue senior unsecured short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The Company did not have any commercial paper borrowings outstanding as of March 31, 2026.

Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As of March 31, 2026 and December 31, 2025, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees and indemnification arrangements where BAM is the general partner or to support fund structures, including to assist the general partners of specific funds in securing financing or to provide capital support or other investment-related commitments, with both related and third-party counterparties. These arrangements may include obligations to fund or acquire interests in investment vehicles or to indemnify counterparties for certain losses arising from the performance of underlying investments. In the event that the general partners or other counterparties default on their obligations, or specified conditions are met, the Company may be liable for payments under these guarantees or indemnities. As of March 31, 2026, the Company had $497 million of such guarantees outstanding (December 31, 2025 – $179 million).
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
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as of March 31, 2026 and December 31, 2025.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of March 31, 2026 and December 31, 2025 there was no material outstanding litigation.
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

•Energy: Primarily includes managing our flagship renewable power and transition fund series focused on investments aimed at accelerating the global transition to a net-zero carbon economy and driving clean energy investments in emerging markets. In addition, we manage BEP, which is listed on the NYSE and TSX.
•Private Equity: Includes managing our global opportunistic flagship funds, special investments strategy, secondaries strategy, thematic private equity strategies and regional private equity strategies. In addition, we manage BBUC which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services listed on the NYSE and TSX.
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

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Revenues
Total Revenues	$1,338	$1,081
Add: Fee revenues of equity method investments	399	330
Less: Incentive distributions	(130)	(117)
Less: Carried interest allocations(a)	(112)	(2)
Less: Interest and dividend revenue	(21)	(13)
Less: Interest and dividend revenue of consolidated funds	(8)	(7)
Less: Other revenues(b)	(140)	(126)
Less: Costs recovered from affiliates(c)	(67)	8
Total Segment Revenues	$1,259	$1,154

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

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Expenses
Total Expenses	$733	$502
Add: Expenses of equity method investments(a)	256	231
Less: Costs recovered from affiliates(b)	(67)	8
Less: Total carried interest allocation compensation(c)	(211)	(146)
Less: Interest expense	(37)	(3)
Less: Other costs(d)	(22)	(4)
Less: Interest expense of consolidated funds	(10)	(10)
Total Segment Expenses	$642	$578

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
Total Segment Expenses is comprised of the following major categories:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Total segment compensation and benefits	$456	$424
Total segment facilities, technology and professional fees	98	89
Total segment travel and other operating expenses	88	65
Total Segment Expenses	$642	$578

Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.
The following tables present the financial data for the Company’s five segments for the three months ended March 31, 2026 and 2025:

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$270	$174	$120	$251	$444	$1,259
Segment Expenses
Compensation and benefits	(68)	(49)	(66)	(98)	(175)	(456)
Facilities, technology and professional fees	(17)	(9)	(14)	(22)	(36)	(98)
Travel and other operating expenses(a)	(11)	(9)	(8)	(10)	(50)	(88)
Segment Earnings	$174	$107	$32	$121	$183	$617

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$227	$135	$103	$316	$373	$1,154
Segment Expenses
Compensation and benefits	(60)	(41)	(56)	(98)	(169)	(424)
Facilities, technology and professional fees	(14)	(5)	(14)	(22)	(34)	(89)
Travel and other operating expenses(a)	(9)	(5)	(5)	(10)	(36)	(65)
Segment Earnings	$144	$84	$28	$186	$134	$576

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually are 10% or more of total Segment Expenses.
See below for our reconciliation of income before taxes as presented on the condensed consolidated statements of operations to Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Income before taxes	$696	$582
Depreciation and amortization(a)	20	3
Carried interest allocations, net of carried interest allocation compensation(b)	99	144
Other income and expenses, net of other costs and non-asset management related items(c)	(8)	57
Other income, net of consolidated funds	(11)	(14)
Interest expense	37	3
Interest expense of consolidated funds	10	10
Interest and dividend revenue	(21)	(13)
Interest and dividend revenue of consolidated funds	(8)	(7)
Other revenues(d)	(140)	(113)
Share of income from equity method investments(e)	(70)	(58)
Segment Earnings from equity method investments(e)	143	99
Incentive distributions	(130)	(117)
Total Segment Earnings	$617	$576

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

17.    SUBSEQUENT EVENTS
Quarterly Dividend
On May 7, 2026, the board of directors of BAM declared a quarterly dividend of $0.5025 per share, payable on June 30, 2026 to shareholders of record as of the close of business on May 29, 2026.
Oaktree
On October 13, 2025, BAM and BN announced a proposed transaction to acquire the remaining equity interests in the Oaktree business. The transaction agreement was signed on April 14, 2026. We expect this transaction to close in the first half of 2026, subject to regulatory approvals and customary closing conditions.
Debt Offering
On April 17, 2026, BAM completed a debt offering comprising $550 million principal amount of 4.832% senior notes due 2031 and a $450 million re-opening of its existing 5.298% senior notes due 2036.

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
Amounts and percentages presented throughout our discussion and analysis of financial condition and results of operations may reflect rounded results in millions (unless otherwise indicated) and consequently, totals may not appear to sum. In addition, illustrative charts may not be presented at scale.
The changes from current period compared to prior period may be deemed to be not meaningful and are designated as “NM” within this discussion and analysis.
Business Overview
We are a leading global alternative asset manager, headquartered in New York, NY, with over $1 trillion of Assets Under Management across infrastructure, energy, private equity, real estate, and credit. We invest client capital for the long-term with a focus on real assets and essential service businesses that form the backbone of the global economy.
We offer a range of alternative investment products to over 2,500 institutional clients around the world—including public and private pension plans, endowments and foundations, sovereign wealth funds, financial institutions, insurance companies and private wealth investors which also continues to grow with approximately 60,000 clients. We earn asset management income for doing so and ensure strong alignment of interests with our clients by investing Brookfield capital alongside them. Our deep operating expertise, global reach and access to large-scale flexible capital enable us to identify attractive investment opportunities and make investments on a proprietary basis in sizable, premier assets and businesses across geographies and asset classes that we believe few others can.
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
We provide a highly diversified suite of alternative investment strategies to our clients and are constantly seeking to innovate new strategies to meet their needs. We have 59 unique active strategies that span a wide range of risk-adjusted returns, including opportunistic, value-add, core, super-core, and credit. We evaluate the performance of these product offerings and our investment strategies using a number of non-GAAP measures, including Fee-Bearing Capital, Fee Revenues, Fee-Related Earnings and Distributable Earnings.
Our guiding principle is to operate our business and conduct our relationships with the highest level of integrity. Our emphasis on a culture of collaboration allows us to attract and retain top talent.
The Class A Shares are co-listed on the New York Stock Exchange (“NYSE”) and the Toronto Stock Exchange (“TSX”) under the symbol “BAM”.
Business Environment
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
In terms of economic conditions in the U.S., real gross domestic product (“GDP”) is estimated to have grown by 1.3% for the quarter ended March 31, 2026, compared to an increase of 0.5% for the quarter ended December 31, 2025. U.S. inflation increased to 3.3% as of March 31, 2026, compared to 2.7% as of December 31, 2025. The U.S. unemployment rate saw a modest decrease to 4.3% in March 2026 from 4.5% in December 2025. As of April 2026, the International Monetary Fund projected U.S. real GDP growth of 2.5% in 2026 and 2.2% in 2027, compared with 2.1% in 2025, while noting continued uncertainty related to inflation, energy prices, geopolitical developments, trade tensions and the pace of artificial-intelligence-related productivity gains.
The U.S. Federal Reserve (the “Fed”) maintained the Federal Funds target range at 3.50%–3.75% in March 2026, following a series of rate cuts in late 2025, and signaled a data-dependent approach amid elevated macro uncertainty. The Fed highlighted balanced risks to both inflation and the labor market, with geopolitical developments and energy prices adding to uncertainty. The latest Summary of Economic Projections indicates inflation expectations have been revised modestly higher, while growth and labor market forecasts remain broadly stable. The Fed continues to guide toward a gradual easing path, with only one rate cut expected in 2026, reflecting persistent inflation pressures and a more cautious policy stance. During the quarter ended March 31, 2026, the 10-year government bond yields increased 0.15% in the U.S.
Outside the U.S., GDP growth in the Eurozone remained subdued over the first quarter of 2026, with ECB indicators pointing to continued but modest expansion early in the year, albeit with a weaker outlook due to energy shocks and heightened uncertainty. The European Central Bank kept its key deposit rate unchanged over the quarter, following a series of cuts beginning in mid-2025, while maintaining a cautious, data-dependent stance amid persistent services inflation and geopolitical uncertainty. In China, real GDP is estimated to have grown by 4.8% for the quarter ended March 31, 2026, up from 4.5% in the last quarter of 2025, driven by strong exports and early-year policy support. The 1-year prime rate set by the People's Bank of China was 3.00% as of March 31, 2026, unchanged from December 31, 2025.
For the quarter ended March 31, 2026, the S&P 500 was down by 4.6%, the MSCI Europe Index was down 1.6%, the MSCI Asia Index was down 0.6%, and the MSCI World Index decreased by 3.9%. During the quarter ended March 31, 2026, U.S. investment grade corporate bond spreads (BofA US Corporate Bond Index) widened by 11 basis points, and the high yield credit spreads were up by 44 basis points.
Our asset management business is affected by the financial market and economic conditions in the various countries and regions in which we operate. Price fluctuations within equity, credit, interest rates and foreign exchange markets can be volatile and mixed across the various geographies, which can have a substantial impact on the performance of our business in various ways.
Products and Principal Strategies
Our products broadly fall into one of three categories: (i) long-term private funds, (ii) permanent capital vehicles and perpetual strategies, and (iii) liquid strategies. These are invested across five principal strategies: (i) infrastructure, (ii) energy, (iii) private equity, (iv) real estate, and (v) credit.

As of March 31, 2026	Size ($ billions)		Personnel (approx.)
Platform	AUM	Fee-Bearing Capital	Investment and asset management professionals[1]	Operating employees

Infrastructure One of the world’s largest investment managers in infrastructure	$255	$109	~230	~64,000

Products: Infrastructure Core Plus; Infrastructure Structured Solutions; Artificial Intelligence Infrastructure; Brookfield Infrastructure Partners; Perpetual Super-Core Infrastructure; Infrastructure Income Fund

Energy One of the largest investors in energy investments	$142	$72	~175	~20,100

Products: Global Transition; Catalytic Transition; Brookfield Renewable Partners

Private Equity One of the best long-term track records for investing in private equity	$160	$48	~260	~136,900

Products: Opportunistic Private Equity; Special Investments; Venture Secondaries; Regional Private Equity; Thematic Private Equity; Brookfield Business Corporation; Brookfield Private Equity

Real Estate One of the world’s largest investment managers in real estate	$277	$103	~2,150	~23,900

Products: Real Estate Opportunistic; Real Estate Secondaries; Brookfield Property Group; Perpetual Core Plus Real Estate; Brookfield REIT

Credit One of the world’s largest and most experienced credit managers	$365	$282	~1,800	~4,900

Products: Opportunistic Credit; Global Private Debt; Infrastructure Debt; Real Estate Debt; Oaktree Specialty Lending Corporation; Insurance Capital
1. Includes Oaktree employees that will become BAM employees following the completion of the Oaktree Acquisition and approximately 1,500 fully-dedicated Brookfield operating employees, that are integral to the business, including individuals focused on our core investment strategies and those undertaking various corporate activities.

Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $255 billion of AUM and $109 billion of Fee-Bearing Capital as of March 31, 2026.
•We focus on acquiring high-quality real assets and operating businesses on behalf of our clients that deliver essential goods and services, diversified across the utilities, transport, midstream and data sectors. We partner closely with management teams to enable long-term success through operational and other improvements.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $28.5 billion as of March 31, 2026.
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
Energy
Overview
•We are one of the largest investors in energy investments, with $142 billion of AUM and $72 billion of Fee-Bearing Capital as of March 31, 2026.
•We believe that the growing global demand for low-cost, low-carbon energy, especially amongst corporate off-takers, will lead to continued growth opportunities for us in the future. The investment environment for energy remains favorable and we expect to continue to advance our substantial pipeline of energy opportunities on behalf of our clients and managed assets.
•We have approximately 175 investment and asset management professionals globally that are focused on our energy strategy, supported by approximately 20,100 operating employees in the energy operating businesses that we manage. Our extensive experience and knowledge in this industry enable us to be a leader in all major technologies with deep operating and development capabilities.
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
Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $23.1 billion as of March 31, 2026.
Across our energy products, we have invested on behalf of our clients in:
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
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $160 billion of AUM and $48 billion of Fee-Bearing Capital as of March 31, 2026.
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

•Our regional private equity strategy, Brookfield Middle East Partners (“BMEP”), is focused on opportunistically investing across sectors and countries in the Middle East by drawing on Brookfield’s global footprint and value-add as a strategic partner.
•Our venture capital strategy, Pinegrove Ventures, manages investments in the innovation economy and is uniquely positioned to access highly sought-after opportunities in high quality venture-backed companies and funds.
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Corporation (“BBUC”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBUC is listed on the NYSE and TSX and had a market capitalization of $7.0 billion as of March 31, 2026.
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
Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $277 billion of AUM and $103 billion of Fee-Bearing Capital as of March 31, 2026.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $20 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of March 31, 2026, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of retail, multifamily, logistics, office, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
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
Credit
Overview
•We are one of the world’s largest and most experienced credit managers, with $365 billion of AUM and $282 billion of Fee-Bearing Capital as of March 31, 2026.
•We seek to provide flexible, specialized capital solutions to borrowers and delivering attractive risk-adjusted returns to our clients across a range of debt strategies.
•We have approximately 1,800 investment and asset management professionals globally, including Oaktree employees that will become BAM employees following completion of the Oaktree Acquisition, that are focused on our credit strategies, investing across a broad spectrum of investments, leveraging the capabilities we have organically built in collaboration with the capabilities of leading credit managers with whom we partner. Our partner managers where we have significant non-controlling ownership stakes include:
◦Oaktree, one of the world’s premier credit investors;
◦Castlelake, a private credit investor specializing in asset based, aviation, and specialty finance;
◦Angel Oak, a mortgage and consumer credit manager with a vertically integrated origination platform;
◦LCM, a leader in European consumer and small and medium-sized enterprise loan markets;
◦Primary Wave, a leading music rights investor; and
◦17Capital, a leader in NAV finance.
Our Products
•Our flagship opportunistic credit strategy, Global Opportunities, aims to generate consistently strong risk-adjusted returns by investing in a diverse set of opportunities including distressed liquid credit, rescue financings, debtor-in-possession loans, bankruptcy exits, loan portfolios, platform investments, and opportunistic capital solutions in key economic regions across the globe.
•Brookfield Infrastructure Debt is our infrastructure debt fund series, which invests on behalf of our clients in mezzanine debt investments in high-quality, infrastructure and energy assets.
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
The credit investments managed by BAM and our partner managers enable our clients to have exposure to a broad range of credit strategies, including:
•Private Credit strategies focusing on underwriting and managing directly sourced credit investments on behalf of our clients, across various sectors, including infrastructure, energy, real estate, corporate credit, royalties, aviation, equipment finance, as well as consumer and SME credit;

•Opportunistic Credit strategies that are designed to capitalize on market dislocations and inefficiencies to generate high returns. These strategies typically involve investing in distressed or special situations where credit is undervalued or overlooked by traditional investors;
•Structured Credit strategies investing across structured and asset-backed finance opportunities in infrastructure, energy, real estate, fund finance, aviation, consumer and corporate credit and more; and
•Liquid Credit strategies investing across a broad spectrum of public debt securities, from investment-grade to high-yield.

Review of Financial Results
Income Statement Analysis
Condensed Consolidated Statements of Operations
The following table summarizes the condensed consolidated statements of operations for BAM for the three months ended March 31, 2026 and 2025:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Revenues
Base management and advisory fees	$860	$837	$23	3%
Incentive fees	130	117	13	11%
Investment income
Carried interest allocations
Realized	16	—	16	NM
Unrealized	96	2	94	NM
Total investment income	112	2	110	NM
Interest and dividend revenue	21	13	8	62%
Interest and dividend revenue of consolidated funds	8	7	1	14%
Other revenues	207	105	102	97%
Total revenues	1,338	1,081	257	24%
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(355)	(259)	(96)	37%
Other operating expenses	(98)	(78)	(20)	26%
General, administrative and other	(22)	(6)	(16)	NM
Total compensation, operating, and general and administrative expenses	(475)	(343)	(132)	38%
Carried interest allocation compensation
Realized	(22)	(33)	11	(33)%
Unrealized	(189)	(113)	(76)	67%
Total carried interest allocation compensation	(211)	(146)	(65)	45%
Interest expense	(37)	(3)	(34)	NM
Interest expense of consolidated funds	(10)	(10)	—	—%
Total expenses	(733)	(502)	(231)	46%
Other income (expenses), net	10	(69)	79	(114)%
Share of income from equity method investments	70	58	12	21%
Other income, net of consolidated funds	11	14	(3)	(21)%
Income before taxes	696	582	114	20%
Income tax expense	(110)	(75)	(35)	47%
Net income	$586	$507	$79	16%
Net loss (income) attributable to:
Preferred shares redeemable non-controlling interest	$89	$127	$(38)	(30)%
Redeemable non-controlling interest in consolidated funds	6	—	6	NM
Non-controlling interest in consolidated entities	(69)	(48)	(21)	44%
Non-controlling interests in consolidated funds	5	(5)	10	NM
Net income attributable to the common stockholders	$617	$581	$36	6%

BAM primarily generates revenue from fees earned pursuant to contractual arrangements with funds, publicly traded vehicles, and investors, as well as transaction and advisory fees. These fees include base management fees, incentive fees, and certain advisory fees. Base management fees are long-term, recurring in nature, and correspond to fundraising activity, NAVs of certain of our funds, and market capitalizations of our publicly traded vehicles, specifically BIP, BEP and BBUC. Incentive fees are performance fees earned from BIP and BEP for exceeding predetermined distribution thresholds, are long-term, and are not subject to clawback.
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
Expenses primarily include employee base compensation, bonuses, and share-based compensation. Period over period changes in employee base compensation and bonuses generally result from changes in headcount and annual salary changes. Share-based awards are granted in the first quarter of each year and generally vest over 5 years. Equity settled compensation awards vest on a graded basis over the vesting period and cash settled share-based compensation awards are recorded at fair value quarterly based on the trading price of Class A Shares. Therefore, for cash settled share-based compensation, an increase or decrease in the share price of BAM will result in share-based compensation expense or recovery.
For the three months ended March 31, 2026 and 2025
Net income for the three months ended March 31, 2026 was $586 million, of which $617 million was attributable to common stockholders. This compares to net income of $507 million for the three months ended March 31, 2025, of which $581 million was attributable to common stockholders.
Revenues
Revenues for the three months ended March 31, 2026 were $1.3 billion, which represents an increase of $257 million or 24% compared to $1.1 billion of revenue for the three months ended March 31, 2025.
Base Management and Advisory Fees
Base management and advisory fees for the three months ended March 31, 2026 were $860 million, which represents an increase of $23 million or 3% compared to the three months ended March 31, 2025. Management fee revenues increased by $44 million from a higher trading price of BIP, BEP, and BBUC. In addition, the increase was driven by $15 million attributable to fundraising for our infrastructure and energy perpetual strategies, $11 million attributable to growth of our mandate with BWS, and $8 million from capital raised for the second vintage of our global transition flagship fund. These increases were partially offset by $63 million of catch-up fees earned from the fifth vintage of our real estate flagship fund in the prior period, as well as $19 million of lower fees from as a result of realizations from earlier vintages of our real estate flagship and certain infrastructure funds. The remaining increase was attributable to fundraising and growth across various long-term private funds and complementary strategies.
Incentive Fees
Incentive fees for the three months ended March 31, 2026, were $130 million, an increase of $13 million or 11% from the three months ended March 31, 2025. This increase was a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6% respectively.
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
Realized carried interest allocations were $16 million for the three months ended March 31, 2026, which were predominantly due to dispositions within certain private equity fund strategies.

The unrealized carried interest allocations of $96 million for the three months ended March 31, 2026 represents an increase of $94 million compared to the three months ended March 31, 2025. The gross increase of $128 million compared to the prior year reflects changes in fund valuations associated with the first and second vintages of our global transition flagship fund for $33 million, various private equity fund strategies, including the sixth vintage of our private equity flagship fund, for $60 million, and various earlier vintages of our real estate flagship funds for $25 million. This was partially offset by a $32 million decrease primarily driven by lower unrealized carried interest generated in the fifth vintage of our infrastructure flagship fund relative to the prior period.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net loss (income) attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $141 million for the three months ended March 31, 2026, compared to $86 million for the three months ended March 31, 2025.
The following table presents the carried interest in new funds, and related performance compensation by investment strategy.

	Net New Fund Carried Interest
	2026			2025
FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	Carried interest allocations[1]	Carried interest compensation	Carried interest, net	Carried interest allocations[1]	Carried interest compensation	Carried interest, net

Infrastructure	$47	$(17)	$30	$72	$(4)	$68
Energy	69	(13)	56	36	(7)	29
Private equity	95	(24)	71	22	(12)	10
Real estate	—	(7)	(7)	(1)	(3)	(4)
Credit	—	(7)	(7)	—	—	—
	$211	$(68)	$143	$129	$(26)	$103

1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

The following table presents the change in accrued carried interest in new funds by investment strategy for the three months ended March 31, 2026.

	2025	Activity during the period		2026
AS OF DECEMBER 31, AND MARCH 31, (MILLIONS)	Accrued carried interest allocations[1]	Unrealized	Realized	Accrued carried interest allocations[1]

Infrastructure	$570	$47	$—	$617
Energy	534	69	—	603
Private equity	463	95	(14)	544
Real estate	69	—	—	69
	$1,636	$211	$(14)	$1,833

1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

Interest and Dividend Revenue
Interest and dividend revenue for the three months ended March 31, 2026 was $21 million, which represents an increase of $8 million compared to the three months ended March 31, 2025. The increase was primarily due to higher interest income earned on our deposit with BN.

Other Revenues
Other revenues are largely comprised of recoverables from BN related to share and performance-based compensation as defined by the Services Agreement, fund expense recharges, and incentive management fees earned on certain funds. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. Other revenues were $207 million for the three months ended March 31, 2026, an increase of $102 million compared to the three months ended March 31, 2025. The increase was primarily attributable to higher recoveries of $79 million related to share and performance-based compensation, as a result of newly issued share based compensation awards that are recoverable as well as the modification of BN DSU awards during the period.
Expenses
Total expenses for the three months ended March 31, 2026 were $733 million, an increase of $231 million or 46% compared to the three months ended March 31, 2025.
Compensation and Benefits
Compensation and benefits for the three months ended March 31, 2026 was $355 million, which represents an increase of $96 million compared to the three months ended March 31, 2025. The increase was primarily attributable to higher share-based compensation expense of $79 million related to our share and performance-based awards. The increase was the result of new grants issued as well as the partial settlement of BN DSU awards during the period. The remaining increase is due to higher compensation costs from the ongoing growth of our business.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses were $98 million, which represents an increase of $20 million compared to the three months ended March 31, 2025. This increase was driven by higher operating costs from our growing business and one-time adjustments related to the 2025 Arrangement in the prior period.
Carried Interest Allocation Compensation
Compensation expenses related to carried interest allocation compensation was $211 million for the three months ended March 31, 2026, which represents a change of $65 million compared to the three months ended March 31, 2025. This was primarily driven by higher relative valuations across certain infrastructure funds compared to the prior year. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $68 million during the year.
Interest Expense
Interest expense for three months ended March 31, 2026 was $37 million, which represents an increase of $34 million compared to the three months ended March 31, 2025. This was primarily driven by BAM's increased borrowings from our debt offerings relative to the prior period.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for the three months ended March 31, 2026 was $10 million, which was primarily driven by borrowings made by BSI II and BMEP in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Income (Expenses), net
Other income, net for the three months ended March 31, 2026 was $10 million, compared to Other expenses, net of $69 million in the prior period. This gross increase was driven by revaluation of investments transferred to consolidated funds, as well as a mark-to-market loss of $19 million on our investment in BSREP III during the three months ended March 31, 2026 compared to a loss of $40 million during the three months ended March 31, 2025.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the three months ended March 31, 2026 was $11 million compared to $14 million in the prior year. The decrease is mainly driven by the fair value changes of investments held by BPE, BMEP and BSI II in which BAM holds a sufficient interest to require the consolidation of the funds.

Share of Income from Equity Method Investments
Our share of income from equity method investments was $70 million compared to $58 million in the prior year, an increase of $12 million. The increase was driven by higher unrealized carry from Primary Wave of $12 million and incremental earnings from the acquisition of Concora of $11 million, partially offset by $11 million of lower earnings from Oaktree.
Income Tax Expense
Income tax expense was $110 million for the three months ended March 31, 2026, which represents an increase of $35 million compared to the three months ended March 31, 2025. The increase in income tax expense was predominantly driven by a higher taxable income compared to the prior period.
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
Net loss attributable to preferred redeemable non-controlling interest was $89 million for the three months ended March 31, 2026 primarily due to lower valuations in certain mature real estate funds.
Net Loss Attributable to Redeemable Non-Controlling Interest in Consolidated Funds
Net loss attributable to redeemable non-controlling interest in consolidated funds reflects net income or loss generated by the respective fund that is allocated to non-controlling interest based on the substantive contractual terms of the funds governing agreements that specify the allocation of income or loss, such as fees allocable to BAM. Net loss attributable to redeemable non-controlling interest in consolidated funds was $6 million for the three months ended March 31, 2026.
Net Income Attributable to Non-Controlling Interest in Consolidated Entities
Net income attributable to non-controlling interest in consolidated entities was $69 million for the three months ended March 31, 2026. BAM recognizes carried interest allocations on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest allocations are attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the year.
Net Loss (Income) Attributable to Non-Controlling Interest in Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income or losses earned is attributable to other parties invested in the funds. Net loss attributable to non-controlling interest of consolidated funds was $5 million for the three months ended March 31, 2026.

Balance Sheet Analysis
Condensed Consolidated Balance Sheets
The following table presents the condensed consolidated balance sheets of BAM as of March 31, 2026 and December 31, 2025:

			2026 vs. 2025
AS OF MARCH 31, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2026	2025	$	%
Assets
Cash and cash equivalents	$1,045	$1,583	$(538)	(34)%
Cash of consolidated funds	51	—	51	NM
Accounts receivable and other, net	440	333	107	32%
Financial assets	433	417	16	4%
Due from affiliates	2,939	3,280	(341)	(10)%
Investments	9,510	9,795	(285)	(3)%
Investments of consolidated funds	2,387	505	1,882	NM
Property, plant and equipment, net	93	92	1	1%
Intangible assets, net	229	234	(5)	(2)%
Goodwill	236	236	—	—%
Deferred income tax assets	574	572	2	—%
Total assets	$17,937	$17,047	$890	5%
Liabilities
Accounts payable and other, net	$2,103	$2,459	$(356)	(14)%
Financial liabilities	467	449	18	4%
Due to affiliates	932	720	212	29%
Due to affiliates of consolidated funds	63	—	63	NM
Corporate borrowings	2,478	2,478	—	—%
Borrowings of consolidated funds	451	462	(11)	(2)%
Deferred income tax liabilities	208	169	39	23%
Total liabilities	6,702	6,737	(35)	(1)%
Commitments and contingencies
Preferred shares redeemable non-controlling interest	1,265	1,398	(133)	(10)%
Redeemable non-controlling interest in consolidated funds	1,384	—	1,384	NM
Equity
Common Stock:
Class A, no par value, unlimited authorized, 1,638,207,185 (December 31, 2025 - 1,637,942,656) issued and 1,601,048,262 (December 31, 2025 - 1,608,492,642) outstanding as of March 31, 2026	9,157	9,153	4	—%
Class A held in treasury, no par value, 37,158,923 (December 31, 2025 - 29,450,014) shares as of March 31, 2026	(916)	(526)	(390)	74%
Class B, no par value, unlimited authorized, 21,280 (December 31, 2025 - 21,280) issued, and outstanding as of March 31, 2026	—	—	—	NM
Additional paid-in capital	218	154	64	42%
Retained deficit	(1,047)	(851)	(196)	23%
Accumulated other comprehensive income	180	188	(8)	(4)%
Non-controlling interest in consolidated entities	878	773	105	14%
Non-controlling interest in consolidated funds	116	21	95	NM
Total equity	8,586	8,912	(326)	(4)%
Total liabilities, redeemable non-controlling interest and equity	$17,937	$17,047	$890	5%

As of March 31, 2026 and December 31, 2025
Assets
Total assets were $17.9 billion as of March 31, 2026, an increase of $890 million or 5% compared to December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents were $1.0 billion as of March 31, 2026, a decrease of $538 million from December 31, 2025. This was largely due to share repurchases of $376 million, distributions of $810 million, and funding of working capital requirements during the three months ended March 31, 2026. The decrease was partially offset by incremental cash deposits from related parties of $400 million.
Accounts Receivable and Other, Net
Accounts receivable and other, net of $440 million primarily consists of receivables from third parties and prepaid expenses. The increase of $107 million from December 31, 2025 was largely driven by timing of the settlement of an investment made by BAM.
Financial Assets
Financial assets of $433 million primarily consists of call options to acquire additional interests in Primary Wave, Castlelake, LCM and Angel Oak in the future and financial instruments associated with various other investments. The increase of $16 million from December 31, 2025 was largely driven by mark-to-market valuation increases on certain call options.
Due from Affiliates
Due from affiliates of $2.9 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The decrease of $341 million from December 31, 2025 was primarily due to a $458 million decrease in recoveries from BN related to the partial settlement of BN DSU awards, partially offset by an increase due to the timing of collection of management fees and recoverable expenses from funds.
Investments
Investments are mainly comprised of our:
•approximate 74% economic interest in Oaktree of $4.7 billion (2025 – $4.7 billion);
•limited partnership interest in BSREP III of $643 million (2025 - $700 million);
•economic interest in Castlelake of $732 million (2025 – $720 million);
•accumulated unrealized carried interest in our mature and new funds of $96 million (2025 - $197 million) and $1.8 billion (2025 - $1.6 billion), respectively;
•approximate 9% (2025 - 11%) economic interest in Pretium of $260 million (2025 - $330 million);
•44% economic interest in Primary Wave of $282 million (2025 – $261 million);
•49.9% economic interest in LCM of $221 million (2025 – $221 million);
•51.3% economic interest in Angel Oak of $139 million (2025 - $133 million); and
•limited partner interests in funds of $329 million (2025 - $368 million) including Pinegrove Fund (2026 – $245 million; 2025 – $230 million), and BGTF II (2026 – $75 million; 2025 – $36 million);
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
During the three months ended March 31, 2026, investments decreased by $285 million, $246 million of which were primarily attributable to the sale of GEMS Education and Cherry Parent, LLC to BMEP and BPE, respectively, both of which are consolidated by BAM as of March 31, 2026. Investments further decreased due to changes in value of accumulated unrealized carried interest on mature funds of $99 million and the derecognition of BAM's equity method investment in BPE of $92 million due to consolidation of the fund, partially offset by an increase in accumulated unrealized carried interest on new funds of $211 million.

Investments of Consolidated Funds
Investments of consolidated funds represents investments held in BSI II, BPE and BMEP in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in these consolidated funds are measured at fair value. The increase of $1.9 billion compared to December 31, 2025 was primarily driven by the consolidation of BPE and BMEP during the period.
Intangible assets, net
Intangible assets, net was $229 million as of March 31, 2026 and was recognized upon the completion of the 2025 Arrangement.
Liabilities
Total liabilities were $6.7 billion as of March 31, 2026, a decrease of $35 million or 1% compared to December 31, 2025.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The decrease of $356 million compared to December 31, 2025 was primarily driven by decreases of $458 million attributable to the partial settlement of BN DSU awards, as well as a decrease of $256 million due to settlement of accrued bonus compensation. This was partially offset by an increase in carried interest allocation compensation.
Financial Liabilities
Financial liabilities of $467 million primarily consists of contingent consideration associated with our investment in Castlelake and the mark-to-market of derivatives associated with put options on certain of our other partner managers. The increase of $18 million compared to December 31, 2025 reflects the change in value of the various options during the year.
Due to Affiliates
Due to affiliates of $932 million reflects amounts payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The increase of $212 million or 29% relative to December 31, 2025 was primarily driven by a gross increase of $413 million from related party balances held on deposit by BAM, partially offset by the repayment of a $201 million loan with BWS that was used to fund the initial acquisition of GEMS Education.
Corporate Borrowings
Corporate borrowings of $2.5 billion represents the amount raised from BAM's debt offerings, net of deferred financing costs of $22 million.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represents borrowings used to finance investments within BSI II ($234 million) and BMEP ($217 million) where BAM is required to consolidate the funds due to our economic interests. The decrease of $11 million compared to December 31, 2025 was driven by a decrease in borrowings of BSI II by $228 million, partially offset by an increase in borrowings from the consolidation of BMEP in the current period.
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
Preferred shares redeemable non-controlling interest was $1.3 billion as of March 31, 2026, a decrease of $133 million compared to $1.4 billion as of December 31, 2025. This movement was due to a decrease in unrealized carried interest on mature real estate flagship funds, as well as settlements of amounts owed to BN during the three months ended March 31, 2026.
Redeemable Non-Controlling Interest in Consolidated Funds
Redeemable non-controlling interest in consolidated funds of $1.4 billion represents units held in BPE by BN, BBUC, BWS and third parties. Due to the terms of these units, they are recognized as mezzanine equity and presented separately from non-controlling interest in consolidated funds.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $878 million as of March 31, 2026, an increase of $105 million compared to $773 million as of December 31, 2025. This increase was primarily due to carried interest generated across the latest vintages of our flagship funds of which 33.33% is owed to BN, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.
Cash Flow Statement Analysis
Review of Condensed Consolidated Statements of Cash Flows
Refer to the following table that summarizes the condensed consolidated statements of cash flows for BAM for the three months ended March 31, 2026 and 2025:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Operating activities	$338	$114	$224	NM
Investing activities	160	235	(75)	(32)%
Financing activities	(983)	(422)	(561)	NM
Change in cash and cash equivalents	$(485)	$(73)	$(412)	NM
This statement reflects activities within our condensed consolidated operations and therefore excludes activities within non-consolidated entities.
For the three months ended March 31, 2026 and 2025
Operating Activities
During the three months ended March 31, 2026, the Company's operating activities generated cash inflows of $338 million, compared to cash inflows of $114 million in the prior period. Cash flows from operating activities primarily include the receipt of base management and advisory fees, incentive fees, realized carried interest, interest and dividend revenue, and net investment activity within consolidated funds offset by the payment of operating expenses incurred in the normal course of business, including compensation, operating and general and administrative expenses, and income tax payments. Operating cash flows increased by $224 million in the current period relative to the prior period primarily driven by net dispositions from consolidated funds, higher cash generated from fee revenues, and net changes in working capital.
Investing Activities
Net cash inflows from investing activities totaled $160 million, compared to inflows of $235 million in the prior period. Net inflows of $160 million during the three months ended March 31, 2026 were primarily attributable to the partial disposition of our interest in Pretium, cash assumed on the consolidation of BPE, partially offset by investments related to limited partner commitments in funds managed by BAM and affiliates. Net inflows of $235 million for the three months ended March 31, 2025 were primarily attributable to the disposition of our interest in Redwood Evergreen Fund LP.
Financing Activities
Net cash outflows from financing activities totaled $983 million, compared to outflows of $422 million in the prior period. Net cash outflows of $983 million during the three months ended March 31, 2026 were primarily attributable to $809 million of dividend distributions, $376 million of share repurchases, and $206 million of related party loan repayments. These outflows were partially offset by inflows of $400 million in deposits from related parties.

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
Fee-Related Earnings
Fee-Related Earnings is used to provide additional insight into the operating profitability of our asset management activities. Fee-Related Earnings are recurring in nature and not based on future realization events. Fee-Related Earnings is comprised of Fee Revenues less direct costs associated with earning those fees, which may include employee compensation and professional fees as well as business related technology costs, and other shared services costs. Fee-Related Earnings exclude revenues and expenses of consolidated funds. The most directly comparable measure of Fee-Related Earnings disclosed in the primary financial statements is net income. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Fee-Related Earnings.
Distributable Earnings
BAM intends to pay out at least approximately 90% of its Distributable Earnings to shareholders quarterly and reinvest the balance back into the business.
Distributable Earnings provides insight into earnings that are available for distribution or to be reinvested by BAM. It is calculated as the sum of its Fee-Related Earnings, realized carried interest, returns from our corporate cash and financial assets, interest expense, and cash taxes, excluding equity-based compensation expenses. The most directly comparable measure disclosed in the primary financial statements of our asset management business for Distributable Earnings is net income. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Distributable Earnings.
Supplemental Financial Measures Utilized by BAM
Assets Under Management
AUM refers to the total fair value of assets managed, calculated as follows:
•Investments that Brookfield, which includes BAM, BN, or their affiliates, either:
◦Consolidates for accounting purposes (generally, investments in respect of which Brookfield has a significant economic interest and unilaterally directs day-to-day operating, investing and financing activities), or
◦Does not consolidate for accounting purposes but over which Brookfield has significant influence by virtue of one or more attributes (e.g., being the largest investor in the investment, having the largest representation on the investment’s governance body, being the primary manager and/or operator of the investment, and/or having other significant influence attributes),
◦Are calculated at 100% of the total fair value of the investment taking into account its full capital structure — equity and debt — on a gross asset value basis, even if Brookfield does not own 100% of the investment, with the exception of investments held through our perpetual and liquid funds, which are calculated at its proportionate economic share of the investment’s NAV.
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
When reconciling period amounts, we utilize the following definitions:
•Inflows include capital commitments and contributions to our private funds and liquid strategies, and capital issuances in our perpetual affiliates.
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

Fee-Bearing Capital Diversification
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)

By Business Line
$106
$67
$48
$102
$280
$109
$72
$48
$103
$282
2025
2026
Infrastructure
Energy
Private equity
Real estate
Credit

Long-term Private Funds
As of March 31, 2026, we managed approximately $287 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
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
Permanent Capital and Perpetual Strategies
As of March 31, 2026, we managed approximately $248 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
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
•Performance fees from BBUC are based on unit price performance above a prescribed high watermark price, which are not subject to clawback, as well as carried interest on our perpetual private funds.
Liquid Strategies
As of March 31, 2026, we managed approximately $79 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
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
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as of March 31, 2026 and December 31, 2025:

AS OF (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$49,243	$59,944	$—	$109,187
Energy	39,454	32,706	—	72,160
Private equity	38,637	9,392	—	48,029
Real estate	72,217	30,629	—	102,846
Credit	87,190	115,429	78,946	281,565
March 31, 2026	$286,741	$248,100	$78,946	$613,787
December 31, 2025	$284,814	$240,512	$77,388	$602,714
The changes in Fee-Bearing Capital are set out in the following table for the three months ended March 31, 2026:

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
December 31, 2025	$106,398	$67,245	$48,006	$101,682	$279,383	$602,714
Inflows	3,755	2,075	531	1,420	11,362	19,143
Outflows	—	—	—	—	(6,421)	(6,421)
Distributions	(1,077)	(718)	(334)	(979)	(3,381)	(6,489)
Market valuation	143	2,927	(177)	(110)	1,441	4,224
Other	(32)	631	3	833	(819)	616
Change	2,789	4,915	23	1,164	2,182	11,073
March 31, 2026	$109,187	$72,160	$48,029	$102,846	$281,565	$613,787

For the three months ended March 31, 2026
Fee-Bearing Capital was $614 billion as of March 31, 2026 compared to $603 billion as of December 31, 2025, a net increase of $11.1 billion, or 2%:
•Inflows of $19.1 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the quarter, $3.8 billion of inflows from infrastructure were predominantly driven by co-investment fundraising and inflows to our perpetual strategies. Inflows of $2.1 billion in energy were primarily comprised of fundraising from our perpetual strategies, inflows to our complementary long-term private funds, and debt issuances from BEP. Inflows of $531 million from private equity primarily relate to inflows to our complementary strategies and other long-term private funds. Real estate inflows of $1.4 billion were primarily attributable to the opportunistic repayment of debt from our permanent real estate vehicle, capital deployments and fundraising from our flagship and co-investment vehicles, as well as certain other long-term private funds and complementary strategies. Within our credit strategy, inflows of $11.4 billion were attributable to insurance capital from BWS, fundraising and capital deployed across our liquid strategies and long-term private funds, and fundraising associated with our partner managers.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the quarter, outflows of $6.4 billion were primarily due to redemptions within certain of our liquid and perpetual strategies, and insurance capital outflows from BWS.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital, redemptions and expiry of uncalled commitments within our private funds. During the quarter, $6.5 billion of distributions were primarily driven by $2.8 billion from Oaktree funds, $1.4 billion from our listed affiliates and BPG, $1.3 billion from certain other long-term private funds and perpetual strategies. In addition, distributions included $633 million across our partner managers excluding Oaktree and $476 million from our real estate and infrastructure flagship funds.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the quarter, market valuation increases of $4.2 billion were predominantly driven by $2.9 billion attributable to higher market prices of BEP and $1.9 billion as a result of higher market valuations across our liquid credit and perpetual strategies. These increases were partially offset by a decrease of $488 million associated with a lower market price of BIP and BBUC and lower NAV of BPG.
•Other includes changes in net recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. During the quarter, net other movements of $616 million were primarily attributable to real estate changes of $833 million which includes additional NAV from cash repatriation from certain LP investments of BPY as well as the impact of foreign exchange. In addition, energy movements of $631 million were primarily related to a credit facility drawdown by BEP. The changes in real estate and energy were offset by credit which primarily relate to the impact of foreign exchange as well as the partial disposition of our interest in Pretium.

Distributable Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Base management fees[1]	$1,268	$1,182	$86	7%
Incentive distributions	130	117	13	11%
Performance fees	2	—	2	NM
Transaction and advisory fees	26	1	25	NM
Fee Revenues	1,426	1,300	126	10%
Less: direct costs[1,2]	(632)	(583)	(49)	8%
	794	717	77	11%
Less: Fee-Related Earnings not attributable to BAM	(22)	(19)	(3)	16%
Fee-Related Earnings[3]	772	698	74	11%
Cash taxes	(95)	(91)	(4)	4%
Add back: equity-based compensation costs[4]	14	14	—	—%
Add back: Investment and other income (net of interest expense)[5]	11	33	(22)	(67)%
Distributable Earnings	$702	$654	$48	7%
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 74% ownership interest (March 31, 2025 – 73%).
4.This adjustment adds back equity-based compensation costs.
5.This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, realized carried interest, interest income and interest expense.
For the three months ended March 31, 2026
Fee Revenues for the three months ended March 31, 2026 were $1.4 billion, an increase of $126 million or 10% compared to the prior period. This increase was predominantly due to an increase in base management fees of $86 million or 7%, driven by $44 million of incremental fee revenue from our listed affiliates as a result of higher share prices of BIP, BEP, and BBUC. Additionally, Fee Revenues were further increased by $48 million of earnings of our partner managers, $17 million attributable to strong fundraising for our infrastructure and energy perpetual strategies, and $11 million attributable to growth of our mandate with BWS. These increases were partially offset by $71 million in lower catch-up fees from the fifth vintage of our flagship real estate fund and the second vintage of our flagship global transition fund and $19 million of lower fees as a result of realizations from earlier vintages of our flagship real estate and infrastructure funds. The remaining increase was attributable to fundraising and growth across various long-term private funds and complementary strategies.
Incentive distributions increased by $13 million or 11% as a result of an increase in BEP and BIP's quarterly dividend over the prior period of 5% and 6%, respectively.
Transaction fees increased by $25 million driven by higher fees from our infrastructure strategy due to co-investment capital raised as well as from certain of our real estate complementary strategies in the current period.
Direct costs increased by $49 million or 8% from the prior period as a result of headcount growth and inflationary increases to support the ongoing growth of our business.
Fee-Related Earnings not attributable to BAM increased by $3 million as a result of higher Fee-Related Earnings from Oaktree.
Distributable Earnings were $702 million for the three months ended March 31, 2026, an increase of $48 million or 7% compared to the prior period. The increase was primarily driven by higher Fee-Related Earnings, partially offset by a decrease in investment and other income due to higher interest expense on our corporate borrowings, lower interest earned on our deposit with BN, and higher cash taxes on Fee-Related Earnings.

Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) infrastructure, (b) energy, (c) private equity, (d) real estate, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Infrastructure	$109,187	$106,398	$2,789	3%
Energy	72,160	67,245	4,915	7%
Private equity	48,029	48,006	23	—%
Real estate	102,846	101,682	1,164	1%
Credit	281,565	279,383	2,182	1%
Total Fee-Bearing Capital	$613,787	$602,714	$11,073	2%
Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Infrastructure	$357	$307	$50	16%
Energy	217	172	45	26%
Private equity	125	106	19	18%
Real estate	262	318	(56)	(18)%
Credit	465	397	68	17%
Total Fee Revenues	$1,426	$1,300	$126	10%

Infrastructure
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our infrastructure investment strategy as of March 31, 2026 and December 31, 2025, and Fee Revenues for the three months ended March 31, 2026 and 2025.
Fee-Bearing Capital                         Fee Revenues
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$49,243	$47,950	$1,293	3%
Permanent capital and perpetual strategies	59,944	58,448	1,496	3%
Total Fee-Bearing Capital	$109,187	$106,398	$2,789	3%

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Balance, beginning	$106,398	$97,050
Inflows	3,755	576
Outflows	—	—
Distributions	(1,077)	(842)
Market valuation	143	(839)
Other	(32)	294
Change	2,789	(811)
Balance, ending	$109,187	$96,239
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee-Bearing Capital increased by $2.8 billion or 3% to $109 billion. The $3.8 billion of inflows were primarily driven by perpetual strategies of $2.1 billion and long-term private funds of $1.5 billion. Market valuation movements of $143 million were attributable to NAV increases within our perpetual strategies offset by a lower market capitalization of BIP due to decreases in its share price. These increases were partially offset by distributions of $1.1 billion paid to investors in our long-term private funds and perpetual strategies as well as BIP unitholders.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$92	$91	$1	1%
Co-investment and other funds	2	—	2	NM
	94	91	3	3%
Perpetual strategies
BIP[1]	106	94	12	13%
Co-investment and other funds	54	42	12	29%
	160	136	24	18%
Catch-up fees	—	—	—	NM
Transaction and advisory fees	16	—	16	NM
Total management and advisory fees	270	227	43	19%
Incentive distributions[2]	87	80	7	9%
Total Fee Revenues	$357	$307	$50	16%
1.BIP Fee-Bearing Capital as of March 31, 2026 is $34.4 billion (March 31, 2025 – $30.6 billion) and includes $5.4 billion of net debt (March 31, 2025 - $5.2 billion).
2.Consists solely of incentive distributions earned from BIP.
For the three months ended March 31, 2026
Fee Revenues increased by $50 million or 16% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The increase was primarily driven by $12 million of higher Fee Revenues due to capital raised from our perpetual strategies and $12 million related to BIP as a result of a higher share price relative to the comparative period. In addition, Fee Revenues benefited from $16 million of higher transaction and advisory fees associated with co-investments at our flagship and perpetual strategies. Incentive distributions increased by $7 million due to a 6% increase in BIP's quarterly dividend.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$270	$227	$43	19%
Segment Expenses
Compensation and benefits	(68)	(60)	(8)	13%
Other operating expenses	(28)	(23)	(5)	22%
Segment Earnings	$174	$144	$30	21%
For the three months ended March 31, 2026
Segment Earnings increased by $30 million or 21% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by higher transaction and advisory fees associated with co-investments at our flagship and perpetual strategies, fee revenues from BIP as a result of a higher share price during the period, as well as growth in our perpetual strategies. These increases were partially offset by higher Segment Expenses to support the growth of the business.

Energy
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our energy investment strategy as of March 31, 2026 and December 31, 2025, and Fee Revenues for the three months ended March 31, 2026 and 2025.
Fee-Bearing Capital                          Fee Revenues
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$39,454	$39,068	$386	1%
Permanent capital and perpetual strategies	32,706	28,177	4,529	16%
Total Fee-Bearing Capital	$72,160	$67,245	$4,915	7%

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Balance, beginning	$67,245	$57,857
Inflows	2,075	1,162
Outflows	—	—
Distributions	(718)	(705)
Market valuation	2,927	69
Other	631	22
Change	4,915	548
Balance, ending	$72,160	$58,405
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee-Bearing Capital increased by $4.9 billion or 7% to $72 billion. This increase was predominantly driven by $2.1 billion of inflows of which $861 million was attributable to our long-term private funds, $854 million was driven by our perpetual strategies, and $360 million related to debt issuances from BEP. In addition, market valuation increases of $2.9 billion were predominantly from a higher market capitalization of BEP due to an increase in its share price during the period. These increases were partially offset by $718 million of distributions to BEP's unitholders and investors in our long-term private funds and perpetual strategies. Other movements of $631 million were predominantly due to credit facility drawdowns by BEP.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$76	$75	$1	1%
Co-investment and other funds	11	1	10	NM
	87	76	11	14%
Perpetual strategies
BEP[1]	73	48	25	52%
Co-investment and other funds	12	8	4	50%
	85	56	29	52%
Catch-up fees	1	3	(2)	(67)%
Transaction and advisory fees	1	—	1	NM
Total management and advisory fees	174	135	39	29%
Incentive distributions[2]	43	37	6	16%
Total Fee Revenues	$217	$172	$45	26%
1.BEP Fee-Bearing Capital as of March 31, 2026 is $29.5 billion (March 31, 2025 – $21.4 billion) and includes net debt of $4.9 billion (March 31, 2025 - $4.1 billion).
2.Consists solely of incentive distributions earned from BEP.
For the three months ended March 31, 2026
Fee Revenues increased by $45 million, or 26% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. This increase was primarily driven by our perpetual strategies of which $25 million of higher fee revenues were attributable to BEP as a result of a higher average market capitalization in the current period and $4 million was related to certain perpetual strategies. In addition, long-term private funds generated $23 million of incremental fee revenues from our flagship funds and certain complementary strategies which were partially offset by $11 million of lower fee revenues from earlier vintages of our long-term private funds. Incentive distributions from BEP increased by $6 million due to a 5% increase in distributions compared to the prior period.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$174	$135	$39	29%
Segment Expenses
Compensation and benefits	(49)	(41)	(8)	20%
Other operating expenses	(18)	(10)	(8)	80%
Segment Earnings	$107	$84	$23	27%
For the three months ended March 31, 2026
Segment Earnings increased by $23 million or 27% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The increase in Segment Earnings was primarily attributable to higher Segment Revenues driven by a higher average market capitalization of BEP in the current period as well as growth in our complementary long-term private funds and perpetual strategies. These increases were partially offset by higher Segment Expenses due to higher compensation and benefits as well as operating expenses.

Private Equity
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our private equity investment strategy as of March 31, 2026, and December 31, 2025, and Fee Revenues for the three months ended March 31, 2026 and 2025.
Fee-Bearing Capital                         Fee Revenues
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$38,637	$38,859	$(222)	(1)%
Permanent capital and perpetual strategies	9,392	9,147	245	3%
Total Fee-Bearing Capital	$48,029	$48,006	$23	—%

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Balance, beginning	$48,006	$45,190
Inflows	531	149
Outflows	—	—
Distributions	(334)	(343)
Market valuation	(177)	(161)
Other	3	(1,880)
Change	23	(2,235)
Balance, ending	$48,029	$42,955
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee-Bearing Capital remained flat at $48 billion. Inflows of $531 million were driven by certain long-term private funds as well as our complementary strategies. These inflows were offset by distributions of $334 million primarily from BBUC and our long-term private funds. Market valuation decreases of $177 million were primarily driven by BBUC as a result of a lower share price during the period.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$38	$39	$(1)	(3)%
Other long-term funds	54	43	11	26%
Co-investment and other funds	3	2	1	50%
	95	84	11	13%
Perpetual strategies
BBUC[1]	28	21	7	33%
	28	21	7	33%
Catch-up fees	—	—	—	NM
Transaction and advisory fees	—	1	(1)	(100)%
Total management and advisory fees	123	106	17	16%
Performance fees	2	—	2	NM
Total Fee Revenues	$125	$106	$19	18%
1.BBUC Fee-Bearing Capital as of March 31, 2026 was $9.1 billion (March 31, 2025 – $6.8 billion) and includes net debt of $1.4 billion (March 31, 2025 - $1.0 billion).

For the three months ended March 31, 2026
Fee Revenues increased by $19 million or 18% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. This increase was primarily driven by incremental fee revenues from our complementary strategies and a higher share price of BBUC.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$120	$103	$17	17%
Segment Expenses
Compensation and benefits	(66)	(56)	(10)	18%
Other operating expenses	(22)	(19)	(3)	16%
Segment Earnings	$32	$28	$4	14%
For the three months ended March 31, 2026
Segment Earnings increased by $4 million or 14% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The increase in the current period was primarily driven by higher Segment Revenues which reflected higher management fees from complementary strategies as well as higher fees from BBUC as a result of a higher share price. The higher Segment Revenues were offset by higher Segment Expenses driven by higher compensation and benefits as the business continues to scale.

Real Estate
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our real estate investment strategy as of March 31, 2026 and December 31, 2025, and Fee Revenues for the three months ended March 31, 2026 and 2025.
Fee-Bearing Capital                         Fee Revenues
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$72,217	$72,045	$172	—%
Permanent capital and perpetual strategies	30,629	29,637	992	3%
Total Fee-Bearing Capital	$102,846	$101,682	$1,164	1%

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Balance, beginning	$101,682	$93,629
Inflows	1,420	9,193
Outflows	—	(193)
Distributions	(979)	(1,934)
Market valuation	(110)	217
Other	833	(1,068)
Change	1,164	6,215
Balance, ending	$102,846	$99,844
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee-Bearing Capital increased by $1.2 billion or 1% to $103 billion. The increase was predominantly driven by $1.4 billion of inflows of which $550 million was attributable to the opportunistic repayment of debt within BPG, $487 million from capital deployments across our complementary strategies and $383 million attributable to our flagship funds and co-investment capital. These increases were partially offset by $1.0 billion of distributions from BPG, earlier vintages of our flagship funds, and other long-term private funds. In addition, other movements of $833 million includes additional NAV from cash repatriation from certain LP investments of BPY as well as the impact of foreign exchange.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$120	$124	$(4)	(3)%
Co-investment and other funds	54	55	(1)	(2)%
	174	179	(5)	(3)%
Perpetual strategies
BPG[1]	52	54	(2)	(4)%
Co-investment and other funds	25	17	8	47%
	77	71	6	8%
Catch-up fees	2	68	(66)	(97)%
Transaction and advisory fees	9	—	9	NM
Total Fee Revenues	$262	$318	$(56)	(18)%
1.BPG Fee-Bearing Capital (of which BPY represents substantially all of the balance) as of March 31, 2026 is $19.9 billion (March 31, 2025 – $17.9 billion).
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee Revenues decreased by $56 million or 18% relative to the three months ended March 31, 2025. This decrease was driven by $66 million of lower catch-up fees as the prior period reflected follow-on closes for our fifth flagship fund. Fee Revenues from our flagship funds decreased by $4 million as incremental fee revenues from the latest vintages of our flagship funds were offset by lower fee revenues from earlier vintages due to realizations. In addition, Fee Revenues from other perpetual strategies increased by $6 million as a result of the aforementioned growth in Fee-Bearing Capital. Transaction and advisory fees of $9 million were realized from certain of our complementary strategies during the period.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$251	$316	$(65)	(21)%
Segment Expenses
Compensation and benefits	(98)	(98)	—	—%
Other operating expenses	(32)	(32)	—	—%
Segment Earnings	$121	$186	$(65)	(35)%
For the three months ended March 31, 2026
Segment Earnings decreased by $65 million or 35% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The decrease in Segment Earnings was primarily due to lower Segment Revenues as the prior period reflected higher catch-up fee revenues from the subsequent closes of our fifth flagship fund.

Credit
Summary of Key Financial and Operating Measures
The following charts provide the Fee-Bearing Capital of our credit investment strategy as of March 31, 2026 and December 31, 2025, and Fee Revenues for the three months ended March 31, 2026 and 2025.
Fee-Bearing Capital                         Fee Revenues
AS OF MAR 31, 2026 AND DEC 31, 2025 (BILLIONS)                   FOR THE THREE MONTHS ENDED MAR 31 (MILLIONS)
The following provides explanations of significant movements in Fee-Bearing Capital for the periods then ended.
Fee-Bearing Capital

			2026 vs. 2025
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$87,190	$86,892	$298	—%
Permanent capital and perpetual strategies	115,429	115,103	326	—%
Liquid strategies	78,946	77,388	1,558	2%
Total Fee-Bearing Capital	$281,565	$279,383	$2,182	1%

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)
	2026	2025
Balance, beginning	$279,383	$244,815
Inflows	11,362	11,624
Outflows	(6,421)	(3,558)
Distributions	(3,381)	(3,221)
Market valuation	1,441	1,523
Other	(819)	441
Change	2,182	6,809
Balance, ending	$281,565	$251,624
For the three months ended March 31, 2026
During the three months ended March 31, 2026, Fee-Bearing Capital increased by $2.2 billion or 1% to $282 billion, primarily due to $5.7 billion of capital deployed within long-term private funds as well as perpetual and liquid credit strategies, $3.8 billion of insurance capital inflows from BWS, $1.4 billion of capital raised within our partner managers, and $429 million of fundraising from our real estate and infrastructure debt strategies. In addition, we recognized $1.4 billion of market valuation increases associated with our liquid and perpetual strategies as well as certain long-term private funds which further increased Fee-Bearing Capital. These increases were partially offset by $3.4 billion of redemptions within certain of our liquid and perpetual strategies and $3.0 billion of outflows associated with BWS insurance capital. In addition, distributions of $2.7 billion from our long-term private funds and complementary strategies as well as $633 million from our partner managers partially reduced Fee-Bearing Capital. Other movements primarily related to the partial disposition of our interest in Pretium as well as the impact of foreign exchange.

Fee Revenues

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds	$277	$228	$49	21%
Permanent and perpetual strategies	122	105	17	16%
Liquid strategies[1]	66	64	2	3%
Total Fee Revenues[2]	$465	$397	$68	17%
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
2.Across the various categories, Fee-Bearing Capital from BWS as of March 31, 2026 was $110 billion which generated $66 million of Fee Revenues under the investment management agreement for the three months ended March 31, 2026 (March 31, 2025 - Fee-Bearing Capital of $96 billion and Fee Revenues of $55 million).

For the three months ended March 31, 2026
Fee Revenues increased by $68 million or 17% for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. Fees from our long-term private funds increased by $49 million primarily due to higher fees earned in our partner managers as well as other complementary strategies. Fees from permanent and perpetual strategies increased by $17 million attributable to growth of our mandate with BWS, and capital deployed across our private credit strategies. In addition, liquid strategies generated incremental fee revenues of $2 million driven by net inflows and positive valuation changes resulting in higher Fee-Bearing Capital.
Segment Earnings

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$444	$373	$71	19%
Segment Expenses
Compensation and benefits	(175)	(169)	(6)	4%
Other operating expenses	(86)	(70)	(16)	23%
Segment Earnings	$183	$134	$49	37%
For the three months ended March 31, 2026
Segment Earnings increased $49 million for the three months ended March 31, 2026 relative to the three months ended March 31, 2025. The increase in Segment Earnings was primarily driven by higher Segment Revenues as a result of incremental earnings from our partner managers as well as other complementary strategies. This increase was partially offset by higher operating expenses as well as compensation and benefits as the business continues to scale.

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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the three months ended March 31, 2026 and 2025.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Net Income	$586	$507
Add or subtract the following:
Provision for taxes(a)	110	75
Depreciation and amortization(b)	20	3
Carried interest allocations(c)	(112)	(2)
Carried interest allocation compensation(c)	211	146
Other income and expenses(d)	(21)	55
Interest expense(e)	47	13
Interest and dividend revenue(e)	(29)	(20)
Other revenues(f)	(207)	(115)
Share of income from equity method investments(g)	(70)	(58)
Fee-related earnings of equity method investments at our share(g)	144	106
Compensation costs recovered from affiliates(h)	67	(8)
Other adjustments(i)	26	(4)
Fee-Related Earnings	$772	$698
Investment and other income (net of interest expense)(j)	11	33
Equity-based compensation expense(k)	14	14
Cash taxes(l)	(95)	(91)
Distributable Earnings	$702	$654
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
(l)Represents the impact of cash taxes paid by the business.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of base management and advisory fees to Fee Revenues for the three months ended March 31, 2026 and 2025.

FOR THE THREE MONTHS ENDED MARCH 31, (MILLIONS)	2026	2025
Base management and advisory fees	$860	$837
Incentive fees(a)	130	117
Fee Revenues from equity method investments(b)	422	359
Other adjustments(c)	14	(13)
Fee Revenues	$1,426	$1,300
(a)This adjustment adds incentive distributions and performance fees that are included in Fee Revenues.
(b)This adjustment adds Oaktree management fees at 100% ownership and our proportionate share of earnings from other partner managers excluding Oaktree.
(c)This adjustment involves base management fees earned from funds that are eliminated upon consolidation and other items.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$43	$28	$59	$160	$382	$672
United Kingdom	59	60	23	43	56	241
Canada	111	53	20	11	10	205
Other	57	33	21	48	17	176
Incentive distributions	87	43	2	—	—	132
	$357	$217	$125	$262	$465	$1,426

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$45	$27	$51	$201	$329	$653
United Kingdom	45	41	22	46	47	201
Canada	96	46	15	15	9	181
Other	41	21	18	56	12	148
Incentive distributions	80	37	—	—	—	117
	$307	$172	$106	$318	$397	$1,300

Liquidity and Capital Resources
Liquidity
BAM maintains sufficient liquidity at all times, enabling it to participate in investment opportunities as they arise, withstand sudden adverse changes in economic conditions, and sustain distributions. Typical cash flow activities include earning fees on assets managed, paying operating expenses, and paying cash dividends to shareholders. From time to time, BAM may draw on a revolving credit facility or issue commercial paper to bridge timing differences between the receipt and outflow of funds. It may also issue debt to finance growth through strategic investments. The primary sources of liquidity, which we refer to as corporate liquidity, consist of cash, short-term financial assets, as well as the undrawn portions of the revolving credit facilities.

As of March 31, 2026, corporate liquidity for BAM is $2.5 billion. This consists of $1.2 billion in cash and short term financial assets that are convertible to cash within twelve months, as well as $1.4 billion in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products.
•On November 8, 2022, a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As of March 31, 2026, the facility was undrawn.

•On August 29, 2024, a $750 million five-year revolving credit facility was established through bilateral agreements with a group of lenders. On September 5, 2025, BAM finalized the upsize of the facility from $750 million to $1.1 billion. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 110 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 110 basis points. As of March 31, 2026, the facility was undrawn.

•In March 2026, BAM established a $1.0 billion senior unsecured commercial paper program that is fully backed by our five-year bilateral revolving credit facility. Net proceeds of commercial paper issuances, with maturities up to 364 days, are expected to be used for general corporate purposes. As of March 31, 2026, BAM had no CP Notes outstanding.

•Subsequent to March 31, 2026, BAM completed a debt offering, issuing $550 million of 5-year bonds at a fixed annual coupon of 4.832% and $450 million of a 10-year bond re-opening at a fixed annual coupon of 5.298%.

The details of outstanding debt securities as of March 31, 2026, unless otherwise noted, are summarized below:

Issuance Date	Maturity Date	Original Term (in years)	Principal Amount (in US$ millions)	Fixed Annual Coupon Rate
April 24, 2025	April 24, 2035	10	$750	5.795%
September 9, 2025	September 15, 2055	30	$750	6.077%
November 18, 2025	January 15, 2036	10	$400	5.298%
November 18, 2025	November 15, 2030	5	$600	4.653%
April 17, 2026	January 15, 2036	10	$450	5.298%
April 17, 2026	April 15, 2031	5	$550	4.832%

The following table presents our deployable capital:

	Corporate(a)		Group(b)
AS OF (MILLIONS)	March 31 2026	December 31 2025	March 31 2026	December 31 2025
Cash and financial assets, net	$1,185	$1,611	$62,763	$63,189
Undrawn committed credit facilities	1,350	1,350	9,565	9,565
Uncalled private fund commitments	—	—	114,175	110,854
Total deployable capital	$2,535	$2,961	$186,503	$183,608
(a) Corporate deployable capital represents the corporate liquidity of BAM.
(b) Group deployable capital consists of: (1) corporate liquidity of BAM, consolidated funds, and the perpetual affiliates, and (2) uncalled private fund commitments, which are third-party commitments available for drawdown in the private funds of BAM.

Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of March 31, 2026 by period and December 31, 2025:

AS OF MARCH 31, (MILLIONS)	2026	2027	2028	2029	2030 +	Total 2026	Dec. 2025
Infrastructure	$—	$—	$192	$—	$13,147	$13,339	$12,569
Energy	—	—	801	—	20,566	21,367	22,685
Private equity	257	93	494	465	13,544	14,853	13,223
Real estate	2,390	—	—	2,623	17,680	22,693	22,583
Credit	2,372	937	131	2,020	36,463	41,923	39,794
	$5,019	$1,030	$1,618	$5,108	$101,400	$114,175	$110,854
Approximately $67 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $670 million of additional Fee Revenues.
Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceed the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Part I—Item 1. Financial Statements, Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as of March 31, 2026, and December 31, 2025, and for the three months ended March 31, 2026 and 2025.
Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. These requirements have been met for the three months ended March 31, 2026.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize derivatives and other financial instruments in our business to manage risk and optimize the use of our capital. The notional and fair values of these instruments are disclosed in Part I—Item 1. Financial Statements, Note 5 “Fair Value Measurements of Financial Instruments” and Note 7 “Derivatives” to the condensed consolidated financial statements of BAM as of March 31, 2026, and December 31, 2025 and for the three months ended March 31, 2026, and 2025.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM entered into a number of related party transactions with BN and other affiliates. See Part I—Item 1. Financial Statements, Note 14 “Related Party Transactions” of the condensed consolidated financial statements of BAM as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026, and 2025.
BAM Dividends
The dividends paid by BAM on outstanding securities for the three months ended March 31, 2026, and 2025 are summarized in the table below.

	Distribution per Security
	2026	2025
Per Class A Share and Class B Share	$0.5025	$0.4375

Subsidiary Public Issuers
BAM Finance LLC (the “U.S. Finco”) is a Delaware limited liability company formed on March 26, 2025 and is a subsidiary of the Company. As of March 31, 2026, the U.S. Finco had no debt outstanding.
BAM Finance (Canada) Inc. (the “Canadian Finco”) was incorporated on March 26, 2025 under the Business Corporations Act (Ontario) and is a subsidiary of the Company. As of March 31, 2026, the Canadian Finco had no debt outstanding.
The U.S. Finco and Canadian Finco (together the “Finance Debt Issuers”) have no independent activities, assets or operations other than in connection with any securities that they may issue. Any debt securities issued by the Finance Debt Issuers will be fully and unconditionally guaranteed as to payment of principal, premium (if any), interest and certain other amounts by the Company.
As of March 31, 2026, all of BAM's existing senior notes were issued directly by BAM.
The following tables contain summarized financial information of the Company, U.S. Finco, Canadian Finco and non-guarantor subsidiaries:

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2026 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$52	$—	$—	$1,618	$(332)	$1,338
Net income (loss) attributable to shareholders	839	—	—	(34)	(188)	617
Total assets	11,167	—	—	47,103	(40,333)	17,937
Total liabilities	3,575	—	—	12,028	(8,901)	6,702
Preferred shares redeemable non-controlling interest	—	—	—	1,265	—	1,265
Redeemable non-controlling interest in consolidated funds	—	—	—	1,384	—	1,384

AS OF DECEMBER 31, 2025 AND FOR THE THREE MONTHS ENDED MARCH 31, 2025 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$10	$—	$—	$1,347	$(276)	$1,081
Net income (loss) attributable to shareholders	726	—	—	36	(181)	581
Total assets	11,452	—	—	45,111	(39,516)	17,047
Total liabilities	3,334	—	—	11,307	(7,904)	6,737
Preferred shares redeemable non-controlling interest	—	—	—	1,398	—	1,398
Redeemable non-controlling interest in consolidated funds	—	—	—	—	—	—
1. This column accounts for investments in all subsidiaries of BAM other than the Finance Debt Issuers, on a combined basis.
2. This column includes the necessary amounts to present BAM on a consolidated basis.

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Part I—Item 1. Financial Statements, Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025.
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
Refer to Part I—Item 1. Financial Statements, Note 3 “Investments” of the condensed consolidated financial statements for further details of our equity method investments.

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
Fair Value
BAM uses fair value throughout the reporting process. For details of our accounting policies related to fair value refer to Part I—Item 1. Financial Statements, Note 2. “Summary of Significant Accounting Policies — Fair Value of Financial Instruments” and “Summary of Significant Accounting Policies — Revenue Recognition” in the “Notes to the condensed consolidated financial statements”. The following discussion is intended to provide supplemental information about how the application of fair value principles impact our financial results, and management’s process for implementing those principles including areas of significant judgment.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The primary market risk exposure of BAM relates to its role as an asset manager of the publicly listed permanent capital vehicles and the sensitivity of base management fees earned from these affiliates due to movements in their underlying trading price. Specifically, with respect to the market risk related to base management fees earned based on the market capitalization of BEP, BIP and BBUC.
Foreign Currency Risk
We have very limited exposure to foreign currency risk as a majority of our private funds are denominated in U.S. Dollars. This means that a majority of the Fee Revenues that we earn are paid in U.S. Dollars, irrespective of the local currency of our underlying investment base. Additionally, the majority of our revenues are earned in the U.S. We may from time to time reduce foreign currency risk by employing hedging techniques, including using forward contracts to reduce exposure to future changes in exchange rates when a meaningful amount of capital has been invested in foreign currencies.
Interest Rate Risk
BAM has interest rate exposure through balances held with affiliates and external parties, as well as its internal revolving credit facility with BN and its external $1.1 billion revolving credit facility, of which none is drawn as of March 31, 2026. BAM also has interest rate exposure through its recently established CP Program. Our CP Notes may have maturities of up to 364 days from the date of issuance with interest rates based on market rates at the time of issuance. As of March 31, 2026, BAM had no CP Notes outstanding. BAM earns interest income on amounts held on deposit with BN and incurs interest expense on its external and internal revolving credit facility borrowings. Interest income and expenses on these balances are at variable rates. BAM's $750 million senior notes due 2035 have a fixed annual coupon of 5.795%. BAM's $750 million senior notes due 2055 have a fixed annual coupon of 6.077%. BAM's $600 million senior notes due 2030 have a fixed annual coupon of 4.653%. BAM's $400 million senior notes due 2036 have a fixed annual coupon of 5.298%. Subsequent to March 31, 2026, BAM completed a debt offering, issuing $550 million of 5-year bonds at a fixed annual coupon of 4.832% and $450 million of a 10-year bond re-opening at a fixed annual coupon of 5.298%.
Credit Risk
Investors in our private funds make capital commitments to these vehicles via subscription agreements. When a private fund makes an investment, these capital commitments are then satisfied by our investors via capital contributions as prescribed under these subscription agreements. Investors in our private funds may default on their capital commitment obligations, which could have an adverse impact on our earnings or result in other negative implications to our businesses such as the requirement to deploy our own capital to cover such obligations. This impact would be magnified if the investor that does so is in multiple funds. Given the diversity and creditworthiness of our over 2,500 clients, including some of the world’s largest institutional investors, sovereign wealth funds and pension plans, we are of the view that there is not a material credit risk present in our asset management business.

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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the First Quarter of 2026
BAM’s approved Normal Course Issuer Bid, which constitutes its current share repurchase program, authorizes BAM to repurchase up to 36,946,177 Class A Shares during the period from January 13, 2026 to January 12, 2027. As of March 31, 2026, BAM had repurchased 8,183,352 Class A Shares under the bid, leaving 28,762,825 Class A Shares available for repurchase. An additional 14,400 Class A Shares were repurchased under the previous program which expired on January 12, 2026, bringing total repurchases for the quarter up to 8,197,752 Class A Shares.
Repurchases under the bid may be made from time to time through open market transactions on any of the NYSE, TSX, or alternative trading systems, subject to applicable law. The timing, manner, price and amount of any repurchases will be determined by BAM in its discretion and will depend on a variety of factors, including legal requirements, prevailing share price, economic and market conditions. The bid will remain in effect until January 12, 2027, unless BAM repurchases the maximum approved number of Class A Shares before that date. The bid does not require BAM to repurchase any specific number of Class A Shares and may be suspended, extended, modified or discontinued at any time.

Issuer Purchases of Class A Shares (amounts in millions, except share and per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 to January 31, 2026	285,886	$51.63	285,886	36,674,691
February 1, 2026 to February 28, 2026	1,981,066	$49.46	1,981,066	34,693,625
March 1, 2026 to March 31, 2026	5,930,800	$44.30	5,930,800	28,762,825
	8,197,752		8,197,752
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
4.1
Supplemental Indenture to the Fourth Supplemental Indenture, dated as of April 17, 2026, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.3 of BAM’s Form 8-K filed with the SEC on April 17, 2026).

4.2
Fifth Supplemental Indenture, dated as of April 17, 2026, among Brookfield Asset Management Ltd., Computershare Trust Company of Canada and Computershare Trust Company, National Association. (incorporated by reference to Exhibit 4.4 of BAM’s Form 8-K filed with the SEC on April 17, 2026).

10.1
First Amendment to the Amended and Restated Master Services Agreement by and among Brookfield Corporation, Brookfield Business Corporation, Brookfield Business Partners L.P. and the other parties thereto dated March 27, 2026 (incorporated by reference to Exhibit 99.7 of Brookfield Business Corporation’s Form 6-K filed with the SEC on March 27, 2026).

10.2
First Amendment to Amended and Restated Relationship Agreement among Brookfield Business Partners L.P., Brookfield Business Corporation, Brookfield Corporation and the parties thereto dated March 27, 2026 (incorporated by reference to Exhibit 99.9 of Brookfield Business Corporation’s Form 6-K filed with the SEC on March 27, 2026).

22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of BAM's Form 10-K filed with the SEC on March 2, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
* Filed herewith.
** Furnished herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 8, 2026

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)