Form 10-Q
period 2026-09-30
Brookfield Asset Management Ltd.
filed 2026-11-09
CIK 1937926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, the registrant had 1,597,856,916 Class A Limited Voting Shares and 21,280 Class B Limited Voting Shares outstanding.

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

CERTAIN TERMS USED IN THIS REPORT
In this report, “BAM”, “we”, “our”, “us”, or the “Company” refers to Brookfield Asset Management Ltd. For accounting purposes and for periods prior to the closing date of the 2025 Arrangement (as defined below), references to the historical financial information of BAM are to the historical financial statements of Brookfield Asset Management ULC (the “Asset Management Company”) as the “Predecessor” of BAM. The term “BN” means Brookfield Corporation and its subsidiaries (including the perpetual affiliates, as defined below), other than BAM and its subsidiaries, and does not, for greater certainty, include BWS (as defined below) or Oaktree (as defined below) and their respective affiliates. The term “Brookfield” means BAM and BN, collectively.
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
Unless the context suggests otherwise:
•“17Capital” means 17Capital LLP;
•“2022 Arrangement” means the court-approved plan of arrangement involving BN as a result of which (i) the shareholders of BN, while retaining their shares of BN, became shareholders of BAM, which acquired a 25% interest in our asset management business through common shares of the Asset Management Company, and (ii) BN changed its name from “Brookfield Asset Management Inc.” to “Brookfield Corporation”;
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
•“BII” means Brookfield Infrastructure Income Fund;
•“BIP” means Brookfield Infrastructure Partners L.P., together with its subsidiaries including its paired corporation, Brookfield Infrastructure Corporation;
•“BISS” means Brookfield Infrastructure Structured Solutions Fund;
•“BMEP” means Brookfield Middle East Partners;
•“BN Class A Shares” means the class A limited voting shares of BN;
•“BN Exchangeable Units” means exchangeable preferred units issued by a subsidiary of the Company in connection with the Oaktree Acquisition that are exchangeable into BN Class A Shares, or securities exchangeable therefor, on a one-to-one basis, subject to transfer and exchange restrictions;
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
•“Castlelake” means our 51% economic interest in Fee-Related Earnings, 7.5% interest in carried interest, 20% of returns from general partner (“GP”) commitments of Castlelake Group TopCo L.P., 51% of GP commitments for in-market and future Castlelake funds, and our 43% indirect and direct ownership interest in Concora;
•“CODM” means Chief Operating Decision Maker;
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
•“DoubleLine” means DoubleLine Capital L.P.;
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
•“GDP” means Gross Domestic Product;
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
•“Oaktree” means Oaktree Capital Management, L.P., together with its affiliates, Oaktree Capital II, L.P., Oaktree AIF Investments, L.P., Oaktree Capital Management (Cayman) L.P. and Oaktree Investment Holdings, L.P. and their consolidated subsidiaries;
•“Oaktree Acquisition” means the transaction whereby Brookfield acquired the approximate 26% interest in Oaktree and its affiliates that it did not already own, which was completed on July 31, 2026;
•“OLAF” means Oaktree Loan Acquisition Fund;
•“partner managers” means Angel Oak, Castlelake, LCM, Primary Wave and 17Capital;
•“perpetual affiliates” means BEP, BIP, BBUC and BPG;
•“Pinegrove Fund” means Pinegrove Opportunity Partners I LP;
•“Pretium” means our economic interest in Pretium Holdings, LP and Pretium CV Holdings, LP acquired on June 29, 2024;
•“Primary Wave” means PWMP Ventures LLC;
•"Realized carried interest, Net", a non-GAAP measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”;
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
•“Segment Expenses”, a key metric, are direct costs associated with Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating expenses. Depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are excluded from Segment Expenses. In addition, Segment Expenses include our share of segment related expenditures of our partner managers;
•“Segment Revenues”, a key metric, include base management fees, advisory fees, performance fees and transaction fees, but excludes incentive distributions, certain incentive fees, carried interest and revenues of consolidated funds. In addition, Segment Revenues include our share of Segment Revenues of our partner managers;
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
•“Spring Education” means Spring Education Group Inc.;
•“Uncalled Fund Commitments”, a supplemental financial measure, has the meaning ascribed thereto under “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”; and
•“U.S. Manufactured Housing” represents an acquisition of a U.S. manufactured housing portfolio.
BAM prepares its financial statements in conformity with the accounting principles generally accepted in the United States (“U.S. GAAP”). This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our asset management business, including for performance measurement, capital allocation and valuation purposes. BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our asset management business. These non-GAAP financial measures should not be considered as the sole measure of BAM’s or our asset management business’ performance and should not be considered in isolation from, or as a substitute for, similar financial measures calculated in conformity with U.S. GAAP. These non-GAAP financial measures are not standardized financial measures and may not be comparable to similar financial measures used by other issuers. Non-GAAP measures include, but are not limited to: (i) Distributable Earnings, (ii) Fee Revenues, (iii) Fee-Related Earnings, and (iv) Realized Carried Interest, Net. Supplemental financial measures include Fee-Bearing Capital, AUM and Uncalled Fund Commitments.
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
The financial information contained in this report is presented in U.S. dollars and, unless otherwise indicated, all references to “$” are to U.S. dollars. All references to C$ are to Canadian dollars. All information in this report is presented as of September 30, 2026, unless otherwise noted.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2026	2025
Assets
Cash and cash equivalents	$657	$1,583
Cash of consolidated funds	31	—
Accounts receivable and other, net	462	333
Financial assets	499	417
Due from affiliates	3,915	3,280
Investments	8,859	9,795
Investments of consolidated funds	4,365	505
Property, plant and equipment, net	203	43
Right-of-use assets	232	49
Intangible assets, net	6,019	234
Goodwill	1,868	236
Deferred income tax assets	299	572
Total assets	$27,409	$17,047
Liabilities
Accounts payable and other, net	$4,332	$2,392
Operating lease liabilities	252	67
Financial liabilities	678	449
Due to affiliates	739	720
Due to affiliates of consolidated funds	39	—
Corporate borrowings	3,466	2,478
Borrowings of subsidiaries	845	—
Borrowings of consolidated funds	1,676	462
Deferred income tax liabilities	653	169
Total liabilities	12,680	6,737
Commitments and contingencies
Preferred shares redeemable non-controlling interest	1,390	1,398
Redeemable non-controlling interest in consolidated funds	1,529	—
Equity
Common stock:
Class A, no par value, unlimited authorized, 1,638,516,273 (December 31, 2025 - 1,637,942,656) issued and 1,597,837,429 (December 31, 2025 - 1,608,492,642) outstanding as of September 30, 2026	9,165	9,153
Class A held in treasury, no par value, 40,678,844 (December 31, 2025 - 29,450,014) shares as of September 30, 2026	(1,120)	(526)
Class B, no par value, unlimited authorized, 21,280 (December 31, 2025 - 21,280) issued and outstanding as of September 30, 2026	—	—
Additional paid-in capital	321	154
Retained earnings (deficit)	884	(851)
Accumulated other comprehensive income	176	188
Non-controlling interest in consolidated entities	1,762	773
Non-controlling interest in consolidated funds	622	21
Total equity	11,810	8,912
Total liabilities, redeemable non-controlling interest and equity	$27,409	$17,047
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Revenues
Base management and advisory fees	$1,092	$859	$2,871	$2,511
Incentive fees	191	115	449	348
Investment income
Carried interest allocations
Realized	160	—	176	—
Unrealized	604	112	1,253	51
Total investment income	764	112	1,429	51
Interest and dividend revenue	24	24	72	71
Interest and dividend revenue of consolidated funds	24	7	41	22
Other revenues	54	135	378	420
Total revenues	2,149	1,252	5,240	3,423
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(513)	(379)	(1,273)	(1,042)
Other operating expenses	(157)	(87)	(373)	(247)
General, administrative and other	(75)	(23)	(122)	(47)
Total compensation, operating, and general and administrative expenses	(745)	(489)	(1,768)	(1,336)
Carried interest allocation (compensation) recovery
Realized	(37)	(26)	(66)	(76)
Unrealized	(50)	46	(283)	(66)
Total carried interest allocation (compensation) recovery	(87)	20	(349)	(142)
Interest expense	(58)	(20)	(148)	(54)
Interest expense of consolidated funds	(25)	(6)	(42)	(22)
Total expenses	(915)	(495)	(2,307)	(1,554)
Other income (expenses), net	1,741	(107)	1,722	(244)
Share of income from equity method investments	261	110	530	349
Other income, net of consolidated funds	94	10	175	37
Income before taxes	3,330	770	5,360	2,011
Income tax expense	(331)	(78)	(603)	(228)
Net income	$2,999	$692	$4,757	$1,783
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$(33)	$165	$40	$391
Redeemable non-controlling interest in consolidated funds	(42)	—	(66)	—
Non-controlling interest in consolidated entities	(256)	(127)	(526)	(229)
Non-controlling interests in consolidated funds	(23)	(6)	(39)	(20)
Net income attributable to the common stockholders	$2,645	$724	$4,166	$1,925

Earnings per share
Basic	$1.65	$0.45	$2.60	$1.19
Diluted	$1.64	$0.44	$2.58	$1.18
Weighted-average shares
Basic	1,597.3	1,613.0	1,600.4	1,613.0
Diluted	1,612.7	1,632.6	1,612.8	1,629.6
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Net income	$2,999	$692	$4,757	$1,783
Equity method investments	—	(4)	(3)	14
Currency translation	11	(3)	(9)	13
Comprehensive income	$3,010	$685	$4,745	$1,810
Comprehensive (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$(33)	$165	$40	$391
Redeemable non-controlling interest in consolidated funds	(42)	—	(66)	—
Non-controlling interest in consolidated entities	(256)	(127)	(526)	(229)
Non-controlling interests in consolidated funds	(23)	(6)	(39)	(20)
Comprehensive income attributable to the common stockholders	$2,656	$717	$4,154	$1,952
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at June 30, 2026	1,597,215,738	21,280	$9,159	$(1,118)	$257	$(950)	$165	$7,513	$1,079	$596	$9,188
Net income	—	—	—	—	—	2,645	—	2,645	256	23	2,924
Other comprehensive income	—	—	—	—	—	—	11	11	—	—	11
Share subscriptions	235,654	—	6	8	(2)	(6)	—	6	—	—	6
Acquisition of treasury shares, net	386,037	—	—	(10)	—	—	—	(10)	—	—	(10)
Contributions	—	—	—	—	66	—	—	66	468	3	537
Distributions	—	—	—	—	—	(805)	—	(805)	(41)	—	(846)
Balance at September 30, 2026	1,597,837,429	21,280	$9,165	$(1,120)	$321	$884	$176	$9,426	$1,762	$622	$11,810

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at June 30, 2025	1,613,105,384	21,280	$9,149	$(220)	$60	$(715)	$196	$8,470	$524	$177	$9,171
Net income	—	—	—	—	—	724	—	724	127	6	857
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)	—	—	(7)
Share subscriptions	165,018	—	2	—	(1)	(4)	—	(3)	—	—	(3)
Acquisition of treasury shares, net	(933,544)	—	—	(69)	—	—	—	(69)	—	—	(69)
Contributions	—	—	—	—	55	—	—	55	—	—	55
Distributions	—	—	—	—	—	(707)	—	(707)	(17)	—	(724)
Deconsolidation of consolidated funds	—	—	—	—	—	(2)	—	(2)	—	(166)	(168)
Balance at September 30, 2025	1,612,336,858	21,280	$9,151	$(289)	$114	$(704)	$189	$8,461	$634	$17	$9,112
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2025	1,608,492,642	21,280	$9,153	$(526)	$154	$(851)	$188	$8,118	$773	$21	$8,912
Net income	—	—	—	—	—	4,166	—	4,166	526	39	4,731
Other comprehensive loss	—	—	—	—	—	—	(12)	(12)	—	—	(12)
Share subscriptions	573,617	—	12	8	(4)	(10)	—	6	—	—	6
Acquisition of treasury shares, net	(11,228,830)	—	—	(602)	—	—	—	(602)	—	—	(602)
Contributions	—	—	—	—	171	—	—	171	509	562	1,242
Distributions	—	—	—	—	—	(2,421)	—	(2,421)	(46)	—	(2,467)
Balance at September 30, 2026	1,597,837,429	21,280	$9,165	$(1,120)	$321	$884	$176	$9,426	$1,762	$622	$11,810

AS OF (MILLIONS, EXCEPT SHARE AMOUNTS)	Shares of Brookfield Asset Management Ltd.		Brookfield Asset Management Ltd.
	Class A common stock	Class B common stock	Common stock	Common stock held in treasury	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income	Total common equity	Non-controlling interest in consolidated entities	Non-controlling interest in consolidated funds	Total equity
Balance at December 31, 2024	1,614,238,281	21,280	$9,017	$(91)	$152	$(488)	$162	$8,752	$336	$—	$9,088
Net income	—	—	—	—	—	1,925	—	1,925	229	20	2,174
Other comprehensive income	—	—	—	—	—	—	27	27	—	—	27
Share subscriptions	692,401	—	14	—	(5)	(17)	—	(8)	—	—	(8)
Acquisition of treasury shares, net	(2,593,824)	—	—	(191)	—	—	—	(191)	—	—	(191)
Contributions	—	—	—	—	111	—	—	111	62	163	336
2025 Arrangement	—	—	120	(7)	(144)	—	—	(31)	31	—	—
Distributions	—	—	—	—	—	(2,122)	—	(2,122)	(24)	—	(2,146)
Deconsolidation of consolidated funds	—	—	—	—	—	(2)	—	(2)	—	(166)	(168)
Balance at September 30, 2025	1,612,336,858	21,280	$9,151	$(289)	$114	$(704)	$189	$8,461	$634	$17	$9,112
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Operating activities
Net income	$2,999	$692	$4,757	$1,783
Adjustments to reconcile net income to net cash from operating activities:
Other (income) expenses, net	(1,782)	81	(1,823)	192
Other income, net of consolidated funds	(94)	(10)	(175)	(37)
Share of income from equity method investments, net of cash distributions	(182)	(13)	(382)	(49)
Depreciation and amortization	60	16	86	30
Deferred income taxes	221	(5)	330	(9)
Stock-based equity awards	40	32	119	94
Unrealized carried interest allocation, net	(510)	(141)	(1,030)	(53)
Changes in operating assets and liabilities:
Purchases of investments of consolidated funds	(188)	—	(273)	(457)
Proceeds from disposition of investments of consolidated funds	32	8	168	—
Changes in other working capital and non-cash operating items	(42)	85	(340)	(99)
	554	745	1,437	1,395
Investing activities
Acquisitions
Investments	(312)	(207)	(808)	(740)
Acquisition of subsidiaries, net of cash acquired	(1,393)	—	(1,393)	6
Other assets	(33)	(4)	(49)	(7)
Cash assumed on consolidation of funds	—	—	104	—
Dispositions and distributions received
Investments	927	151	1,187	164
Disposition of subsidiaries, net of cash	—	52	—	52
Investments held for sale	—	—	—	262
Advances to related parties	(324)	—	(427)	—
	(1,135)	(8)	(1,386)	(263)
Financing activities
Distributions to common stockholders	(802)	(706)	(2,413)	(2,115)
Purchase of treasury shares	(10)	(69)	(586)	(185)
Deposits and loans from related parties	341	—	996	—
Repayment of related party loans	(66)	—	(272)	—
Issuance of corporate borrowings, net	—	750	995	1,500
Deferred financing costs	—	(7)	(10)	(14)
Borrowings of subsidiaries repayment	(100)	—	(100)	—
Distributions to and settlement of non-controlling and redeemable non-controlling interests	(149)	(120)	(225)	(131)
Capital raised from non-controlling interests and contributions from parent	417	—	519	191
Issuances of borrowings by consolidated funds	130	—	468	247
Repayment of borrowings by consolidated funds	(21)	(9)	(252)	—
Capital raised from redeemable non-controlling interest in consolidated funds	70	—	190	—
Redemption of redeemable non-controlling interest in consolidated funds	(44)	—	(251)	—
Preferred equity issuances	—	—	—	25
	(234)	(161)	(941)	(482)
Cash and cash equivalents and cash of consolidated funds
Net increase (decrease)	(815)	576	(890)	650
Effect of exchange rate changes on cash and cash equivalents	—	6	(5)	8
Balance, beginning of period	1,503	480	1,583	404
Balance, end of period	$688	$1,062	$688	$1,062
See notes to condensed consolidated financial statements

BROOKFIELD ASSET MANAGEMENT LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Supplemental cash flow disclosures
Other working capital and non-cash operating items
Accounts receivable and other, net	$(28)	$18	$(61)	$20
Accounts payable and other, net	217	195	158	(181)
Due from affiliates	(116)	(16)	(302)	160
Due to affiliates	(608)	(119)	(550)	(109)
Other non-cash operating items	493	7	415	11
	$(42)	$85	$(340)	$(99)

Supplemental disclosure of cash flow information
Total income taxes paid	$37	$67	$172	$195
Interest paid	$84	$26	$161	$76
Supplemental disclosure of non-cash investing and financing activities
Non-cash investing and financing activities related to 2025 Arrangement	$—	$—	$—	$27
Non-cash exchange of DSUs	$—	$—	$458	$—
Non-cash investment of consolidated funds by non-controlling interests	$—	$—	$462	$—
Non-cash disposition of investment	$79	$—	$79	$—
Non-cash investing and financing activities related to Oaktree Acquisition	$(62)	$—	$(62)	$—
Non-cash investing activities related to Oaktree Acquisition	$370	$—	$370	$—
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
On July 4, 2022, the date of its incorporation, the Company entered into certain agreements and arrangements, including the Relationship Agreement under which carried interest generated by BAM is allocated to BN at 100% with respect to mature funds and at 33.3% with respect to current funds, new funds and open-end funds, through the Company’s non-controlling interest and preferred shares redeemable non-controlling interest held by BN. Further, certain employee share-based and performance-based compensation costs are recovered from BN. See discussion of the accounting for this agreement in the Other Revenues accounting policy in Note 2.
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
On July 31, 2026, BAM and BN completed the Oaktree Acquisition, which was originally announced on October 13, 2025. BAM's portion of the transaction was funded through a combination of cash and non-cash consideration. In connection with the transaction, certain existing Oaktree investments were sold to BWS. Oaktree's results are included in BAM's condensed consolidated financial statements beginning July 31, 2026. Refer to Note 3 for additional information on the transaction.
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
Certain of the comparative figures have been reclassified to conform with the current year's presentation. This includes changes in the presentation of right-of-use assets and operating lease liabilities which have been presented as separate financial statement captions in the condensed consolidated balance sheets. Further, the Company revised the presentation of its partner managers' results within segment reporting to present its share of revenues and expenses on a gross basis, rather than presenting its share of net earnings within Segment Revenues. Comparative segment information has been recast to conform with the revised presentation, with no impact on total Segment Earnings.

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
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), under which the consideration transferred, including the acquisition-date fair value of contingent consideration, is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Any excess of the consideration transferred over the fair value of the net identifiable assets acquired is recognized as goodwill.
Determining the fair value of assets acquired and liabilities assumed requires management to make estimates and assumptions, particularly in valuing identifiable intangible assets. Significant estimates may include projected future cash flows, expected retention rates, expected useful lives and discount rates.
For business combinations achieved in stages, the Company remeasures its previously held equity interest in the acquiree to its acquisition-date fair value and recognizes any resulting gain or loss in other income (expenses), net in the condensed consolidated statements of operations. The Company may adjust provisional amounts recognized for a business combination during the measurement period, which cannot exceed one year from the acquisition date, as additional information becomes available about facts and circumstances that existed at the acquisition date. Acquisition-related costs are expensed as incurred.
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
The first series of Tracking Shares issued by Brookfield US Holdings Inc. (“BUSHI”), a subsidiary of the Company, provides BN with an economic interest equal to effectively 100% of the carried interest earned in mature funds. The first series of Tracking Shares also includes all economic interest associated with the Company's investment in BSREP III. Any economics relating to the limited partnership interest in BSREP III are attributed to the preferred shares within the preferred shares redeemable non-controlling interest financial statement line item on the condensed consolidated statement of operations. Carried interest entitlement on BSREP III is also determined using the HLBV method.

The second series of Tracking Shares issued by Brookfield Manager Holdings Ltd. (“BMHL”), a subsidiary of the Company, provides BN with an economic interest equal to effectively a 33.3% share of similar distributions on open-end funds.
The third series of Tracking Shares issued by BUSHI provides BN with an economic interest equal to 1.5% of certain investments held by Oaktree, an equity method investment of BAM, excluding any fee earnings, carried interest, incentive fees and performance fees of that equity method investee. In connection with the Oaktree Acquisition, the third series of Tracking Shares was redeemed for cash consideration.
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
BUSHI's issued share capital includes class B preferred shares, all of which are held by BN. The class B preferred shares of BUSHI are redeemable at the option of both the holder and the issuer at a redemption amount of $25 per share plus declared and unpaid dividends, and entitle the holder to non-cumulative preferential cash dividends at 6.7% per annum on the redemption amount. These class B preferred shares are non-voting and rank junior to the class B senior preferred shares and the BUSHI Tracking Shares and senior to common shares of the entity. In connection with the Oaktree Acquisition, the Class B preferred shares were redeemed for cash consideration.
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
In connection with the Oaktree Acquisition, Exchange LP, a subsidiary of the Company, issued exchangeable preferred units. The BN Exchangeable Units entitle the holders to receive distributions that are economically equivalent to the distributions paid on BN Class A Shares and are exchangeable into BN Class A Shares subject to transfer and exchange restrictions, including a lock-up period following issuance, after which the holders may exchange the BN Exchangeable Units for BN Class A Shares. While the BN Exchangeable Units are not currently exchangeable, the Company believes the units will become exchangeable as the restriction lapses solely through the passage of time. As such, the BN Exchangeable Units are presented as preferred shares redeemable non-controlling interest within the condensed consolidated balance sheets, outside of permanent equity and are remeasured at each reporting period.
The Company recognizes any change in the carrying amount of its preferred shares redeemable non-controlling interest in net (income) loss attributable to preferred shares redeemable non-controlling interest in its condensed consolidated statements of operations. Distributions on the preferred shares redeemable non-controlling interest are made periodically as carried interest is realized. Distributions are not deferred until a redemption event occurs. These distributions are presented within distributions in Note 15, “Redeemable non-controlling interest”.
Redeemable Non-Controlling Interest in Consolidated Funds
The Company has various outstanding classes of non-controlling interests issued by its consolidated funds, including interests held by BN, other related parties and third-party limited partners. These interests are redeemable upon events that are not solely within the

Company's control, including at the discretion of the relevant fund's general partner, which is controlled by BN. Due to the currently exercisable redemption option, these interests are presented as redeemable non-controlling interest in consolidated funds on the condensed consolidated balance sheets, outside of permanent equity. Net (income) loss attributable to redeemable non-controlling interest in consolidated funds is allocated based on the economic entitlement attributable to the redeemable non-controlling interest in consolidated funds. At each balance sheet date, the carrying value of the redeemable non-controlling interest in consolidated funds is presented at the redemption amount, to the extent that the redemption amount exceeds the carrying value. The Company recognizes changes in the redemption amount with corresponding adjustments against additional paid-in-capital within common stock on the condensed consolidated balance sheets. When redeemable amounts become legally payable to related parties or third-party investors, they are classified as a liability and included in due to affiliates of consolidated funds or accounts payable and other of consolidated funds, respectively, in the condensed consolidated balance sheets.
Non-Controlling Interest in Consolidated Entities
The Company has various outstanding classes of equity interests, issued by the Company’s subsidiaries and held by BN, which have rights to priority distributions. Net (income) loss and other comprehensive (income) loss, if applicable, generated by the respective subsidiaries is allocated to non-controlling interest in consolidated entities based on the substantive contractual terms of the subsidiaries’ governing agreements that specify the allocation of income or loss. Non-controlling interest includes BN's entitlement, pursuant to the Relationship Agreement, to 33.3% of all carried interest generated on new funds prior to any carried interest compensation costs.
Non-Controlling Interest in Consolidated Funds
Non-controlling interests in consolidated funds represent the equity in consolidated funds held by third-party investors and related parties. Net (income) loss and other comprehensive (income) loss, if applicable, generated by the respective funds is allocated to non-controlling interest in consolidated funds based on the substantive contractual terms of the funds' governing agreements that specify the allocation of income or loss, such as fees allocable to BAM.
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
The Company earns base management fees from its customers at a fixed percentage of a calculation base that varies by fund or vehicle and may include committed capital, contributed capital, invested capital, drawn capital, cost basis, net asset value, gross assets, or the aggregate par value of collateral assets and principal cash, depending on the applicable governing documents. The Company identifies its customers on a fund-by-fund basis in accordance with the terms and circumstances of the individual fund. Generally, the customer is identified as the investor in its managed funds and investment vehicles, but for certain widely held funds or vehicles, the fund or vehicle itself may be identified as the customer. These customer contracts require the Company to provide investment management services over a period of time, which represents a performance obligation that the Company satisfies over time. Management fees are a form of variable consideration because the fees that the Company is entitled to vary based on fluctuations in the basis for the management fee. The amount recorded as revenue is generally determined at the end of the reporting period because these management fees are payable on a regular basis (typically quarterly) and are not subject to clawback once paid. The Company is reimbursed by certain funds for expenses incurred or paid on behalf of the funds in connection with its investment advisory and administrative services. The Company evaluates the nature of these arrangements and, where applicable, whether it acts as principal or agent in determining the appropriate presentation of such amounts in its condensed consolidated statement of operations. In cases where the investor in its managed funds and investment vehicles is determined to be the customer, placement fees may be capitalized as a cost to acquire a customer contract. Capitalized placement fees are amortized over the life of the customer contract.
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
Deferred revenue represents consideration received or due in advance of the Company's satisfaction of its performance obligations under contracts with customers, including certain management, advisory and other fees. Deferred revenue is recognized as revenue over the period in which the related services are provided and is included in accounts payable and other, net in the condensed consolidated balance sheets.
Incentive fees — Incentive fees include incentive distributions and performance fees and are accounted for as revenue from contracts with customers.
Incentive fees are incentive payments to reward the Company for meeting or exceeding certain performance thresholds of managed entities, as determined by the terms of the underlying arrangements. These include BBUC performance fees earned above a high watermark, income-based incentive fees earned from certain managed funds and investment vehicles, including business development companies, and other performance-based fees that may be subject to contractual hurdles or performance thresholds.
Incentive distributions paid to us by our permanent capital vehicles BIP and BEP are determined by contractual arrangements and represent a portion of distributions paid above a predetermined hurdle. These amounts are accrued as revenue on the respective affiliates’ distribution record dates only if the predetermined hurdle has been achieved.
Certain incentive fee arrangements may be subject to clawback provisions, while incentive distributions are not subject to clawback.
Incentive fees, incentive distributions and performance fees will not be recognized until (a) it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, or (b) the uncertainty associated with the variable consideration is subsequently resolved.
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
Carried interest is a performance fee arrangement in which the Company receives a percentage of investment returns, generated within a private fund on carry eligible capital, based on a contractual formula. We are eligible to earn carried interest from a fund once returns exceed the fund’s contractually defined performance hurdles, at which point we earn an accelerated percentage of the additional fund profit until we have earned the percentage of total fund profit, net of fees and expenses, to which we are entitled. At the end of each reporting period, the Company calculates the balance of accrued carried interest that would be due to the Company for each fund, pursuant to the fund agreements, as if the fair value of the underlying investments were realized as of such date, irrespective of whether such amounts have been realized. As the fair value of underlying investments varies between reporting periods, it is necessary to make adjustments to amounts recorded as accrued carried interest to reflect either (a) positive performance resulting in an increase in the accrued carried interest to the general partner or (b) negative performance that would cause the amount due to the Company to be less than the amount previously recognized as revenue, resulting in a negative adjustment to the accrued carried interest to the general partner. These adjustments are recorded in the condensed consolidated statements of operations as unrealized carried interest allocations in investment income. In each scenario, it is necessary to calculate the accrued carried interest on cumulative results compared to the accrued carried interest recorded to date and make the required positive or negative adjustments. The Company ceases to record negative carried interest once previously accrued carried interest for such funds has been fully reversed. The Company is not obligated to pay guaranteed returns or hurdles, and therefore, cannot have negative carried interest over the life of a fund. Accrued carried interest as of the reporting date is reflected in investments on the condensed consolidated balance sheets.
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
Interest and dividend revenue — Interest and dividend revenue consists primarily of interest and dividend income earned on principal investments not accounted for under the equity method held by the Company.
Other revenues
Other revenues arise from the Relationship Agreement between BAM and BN. Under the Relationship Agreement, certain employee share-based and performance-based compensation costs are recovered from BN. Income generated under the Relationship Agreement relating to these instruments is recognized as other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest or are incurred.
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
•Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments in Level II include equity securities and derivative instruments where the fair value is based on observable inputs.
•Level III — Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in Level III include certain contingent consideration arrangements and put and call arrangements associated with partner manager investments, and privately held equity, preferred and debt investments held directly and through consolidated funds. For certain investments where the fair value is not readily determinable, NAV is applied as a practical expedient.
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

Level III Valuation Techniques
In the absence of observable market prices, the Company values its investments using valuation methodologies applied on a consistent basis. For some investments where little market activity may exist, management’s determination of fair value is then based on the best information available in the circumstances and may incorporate management’s own assumptions and involves a significant degree of judgment, taking into consideration a combination of internal and external factors, including the appropriate risk adjustments for non-performance and liquidity risks.
Certain contingent consideration arrangements and put and call arrangements associated with partner manager investments are valued using Monte Carlo simulation models that incorporate significant unobservable inputs, including projected earnings, volatility assumptions and discount rates, which reflect assumptions that market participants would use in pricing the instruments.
The Company uses the discounted cash flow method or the direct capitalization method to value the investments held in consolidated funds. Valuations may be derived by referencing observable valuation measures for comparable assets and recent market transactions, adjusted for asset specific factors. Where a discounted cash flow method is used, projected cash flows are estimated using assumptions that market participants would use in pricing the investment, including assumptions regarding future operating performance, capital expenditures, working capital requirements, discount rate, and terminal values, which are derived by reference to a stabilized exit earnings before interest, taxes, depreciation and amortization (“EBITDA”) and a capitalization rate. The Company may also utilize multiple valuation approaches and considers the results obtained from each approach in determining fair value.
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
Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether the lease should be classified as an operating or finance lease in accordance with ASC 842, Leases (“ASC 842”).
Operating leases are included in right-of-use assets and operating lease liabilities in the condensed consolidated balance sheets. Right-of-use assets and operating lease liabilities are recognized at the commencement date and measured based on the present value of lease payments over the lease term. Right-of-use assets also include any deferred rent liabilities and lease incentives. As the Company's lease arrangements generally do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date to determine the present value of lease payments.
The lease term includes renewal or termination options when it is reasonably certain that the Company will exercise such options. Operating lease expense is recognized on a straight-line basis over the lease term in general, administrative and other in the condensed consolidated statements of operations. Lease and non-lease components are generally accounted for separately.
Financial Assets and Financial Liabilities
In the normal course of business, the Company and certain consolidated funds are exposed to certain risks relating to their ongoing operations and use various types of derivative instruments primarily to mitigate against interest rate and foreign exchange risk. These generally include foreign currency forward contracts, total return swaps and interest rate swaps. The derivative instruments are not designated as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”).
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

For certain derivative instruments, the Company enters into agreements subject to enforceable master netting arrangements that allow the Company to offset derivative assets and liabilities in the same currency by specific derivative type or, in the event of default by the counterparty, to offset derivative assets and derivative liabilities with the same counterparty. While these derivatives are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities based on gross fair value in its condensed consolidated balance sheets.
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
(ii) The Company’s ownership interests in funds and other asset management businesses accounted for as equity method investments
Investments in which the Company is deemed to exert significant influence, but not control, are accounted for using the equity method of accounting. The Company has significant influence over certain Brookfield funds in which it invests but does not consolidate. Therefore, its investments in such Brookfield funds, which include both a proportionate and disproportionate allocation of the profits and losses, are accounted for under the equity method. The Company also has investments in equity interests of other asset management businesses that provide it with significant influence and therefore accounts for such investments using the equity method for its proportionate share of the investees' net income or losses.
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

Cash and Cash Equivalents
Cash and cash equivalents represents cash on hand, cash held in banks, demand deposits, money market funds and liquid investments with original maturities of three months or less. Interest income from cash and cash equivalents is recorded in interest and dividend revenue in the condensed consolidated statements of operations. The Company is subject to credit risk in the event a financial institution is unable to fulfil its obligations, including with respect to balances held in excess of applicable insured limits.
Restricted cash consists of balances that are not readily available for the Company's general operating needs, typically due to collateral, escrow, or legal requirements. The Company presents restricted cash in accounts receivable and other, net in the condensed consolidated balance sheets.
Cash of Consolidated Funds
Cash held at the consolidated funds represents cash that, although not legally restricted, is not available to support the general liquidity needs of the Company as the use of such amounts is generally limited to the activities of the consolidated funds.
Intangibles and Goodwill
Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from eight to fifteen years, reflecting the contractual or economic lives of such assets. Finite-lived intangible assets primarily include acquired closed-end fund customer relationships and trade names. Amortization expense is included within general, administrative and other in the condensed consolidated statements of operations. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Indefinite life intangible assets are not amortized and are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Indefinite life intangible assets primarily include certain acquired open-end and evergreen fund management contracts.
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
Impairment losses on goodwill and intangible assets are recognized within other income (expenses), net in the condensed consolidated statements of operations.
Property, Plant and Equipment, net
Property, plant and equipment, net consist primarily of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, corporate aircraft and other operating assets and are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the assets’ estimated useful economic lives. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset, generally ten to fifteen years. Furniture, fixtures, equipment, computer hardware and software are generally depreciated over three to seven years. Corporate aircraft are depreciated over their estimated useful lives, generally twenty years. Depreciation and amortization expense is recorded within general, administrative and other in the condensed consolidated statements of operations. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Compensation, benefits and carried interest compensation
Compensation — Compensation consists of (a) salary and bonus, deferred compensation and benefits paid and payable to employees, and (b) share-based compensation associated with the grants of share-based awards to employees. Compensation costs relating to the issuance of share-based awards to senior management and employees are accounted for in accordance with ASC 718, Compensation — Stock Compensation. These awards are measured at fair value at the grant date and expensed over the vesting period, except in the case of share-based awards that do not require future service, which are expensed immediately. Cash settled share-based awards and awards settled in a variable number of shares for a fixed monetary amount are classified as liabilities and are remeasured at the end of each reporting period. The Company accounts for forfeitures as they occur.
Refer to Note 14 for further details of the Company's share-based compensation.

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
Other income (expenses), net
Other income (expenses), net — Other income (expenses), net includes net unrealized gains (losses) resulting from changes in the fair value of the Company’s investments in common shares, financial instruments associated with options to acquire additional interests in various investments, and investments in its sponsored funds. Other income (expenses), net also includes gains (losses) arising from the remeasurement of previously held equity interests in connection with business combinations achieved in stages, goodwill impairment losses, and non-asset management related expenses.
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
Related parties
In the normal course of operations, the Company enters into various transactions, including certain deposit arrangements, on market terms with related parties with amounts being recorded in due from/to affiliates. In accordance with ASC 850 Related Party Disclosures, BAM considers the nature of the relationship in assessing whether the related party meets the definition of an affiliate. Any entity that shares a common parent with BAM is considered an affiliate. This primarily includes BN, certain new and mature funds and perpetual affiliates. All other entities where either BAM or BN can exercise significant influence are considered related parties. This primarily includes BAM's or BN's equity method investees such as Castlelake and BWS. Amounts owed to and by equity method investments and joint ventures are not eliminated on consolidation.
The Company has certain loans receivable and payable within due from/to affiliates which are long-term in nature. These receivables and payables are initially recognized at fair value and subsequently measured at their amortized cost bases with interest recognized using the effective interest method.
In addition to the Relationship Agreement, BN, BAM and the Asset Management Company have entered into a services agreement (the “Services Agreement”), which replaced the Transition Services Agreement upon its expiration. Pursuant to the Services Agreement; (i) the parties agree to provide certain services to support day-to-day corporate activities (including services relating to finance, treasury, accounting, legal and regulatory, marketing, communications, human resources, internal audit and information technology); and (ii) upon the request of BN, making the services of BAM investment personnel available for purposes of assisting on acquisitions, investments and other transactions (collectively, the “Services”). The Services are provided, at cost, and shall continue until terminated by written agreement by each of BN, BAM and the Asset Management Company.
See Note 21 for further detail on related party transactions.

Common control transactions
Transfers of assets, liabilities, businesses, or subsidiaries between entities under common control are accounted for at the transferring entity's carrying values at the transfer date. Accordingly, no gains or losses are recognized when assets and liabilities are transferred between entities under common control. ASC 805 Business Combinations would also not apply to transfers of businesses or subsidiaries between entities under common control. As such, no step-up in fair value or new goodwill would be recognized upon such transfers. Any difference between the consideration exchanged and the carrying value of the net assets transferred is recorded as an adjustment to additional paid‑in capital.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when (i) the transferred asset has been legally isolated from the transferor; (ii) the transferee has the right to pledge or exchange the transferred asset; and (iii) the Company does not maintain effective control over the transferred asset. If the criteria for sale accounting are met, the transferred asset is derecognized and a gain or loss is recognized upon sale, taking into account any retained interests. Transfers of financial assets that do not meet the criteria for sales are accounted for as financing transactions, with the proceeds received classified as secured borrowings.
Recent accounting pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company's condensed consolidated financial statements.
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
In September 2026, the FASB issued ASU 2026-03, which amends the fair value measurement guidance under ASC 820 for investment companies within the scope of ASC 946. The ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities and to disclose the amount of any discount attributable to such restrictions. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this update on its condensed consolidated financial statements.
3.    OAKTREE TRANSACTION
On July 31, 2026, Brookfield acquired the remaining approximate 26% common equity interest in Oaktree and its affiliates, for aggregate consideration of approximately $2.9 billion, inclusive of cash and non-cash consideration, of which approximately $2.2 billion is attributable to BAM. As part of the transaction, BAM acquired the remaining interest in Oaktree's asset management business, which entitles it to Fee-Related Earnings and legacy and new fund carried interest, increasing its ownership to 100% and resulting in BAM obtaining a controlling financial interest in Oaktree. Accordingly, the acquisition was accounted for as a business combination achieved in stages under ASC 805 and BAM's previously held equity method investment was remeasured to its acquisition-date fair value.
The acquired business operations of Oaktree contributed revenues of $308 million and net income of $34 million to BAM for the period from August 1, 2026 to September 30, 2026. Had the acquisition occurred on January 1, 2025, BAM's consolidated unaudited pro forma revenue and net income would be: (i) $2.7 billion and $1.2 billion, respectively, for the three months ended September 30, 2026; (ii) $6.7 billion and $3.0 billion, respectively, for the nine months ended September 30, 2026; (iii) $1.6 billion and $691 million, respectively, for the three months ended September 30, 2025; and (iv) $4.7 billion and $2.0 billion, respectively, for the nine months ended September 30, 2025. The pro forma amounts include adjustments for depreciation, amortization, financing, transaction costs and related tax effects. The information is presented for comparative purposes only and is not necessarily indicative of actual results.

Consideration Transferred:
The following summarizes the consideration transferred, fair value of assets acquired and liabilities assumed as of the acquisition date:

(In $ millions, unless otherwise noted)
Fair value of consideration transferred:
Cash	$1,785
Due from affiliates	(48)
Replacement awards attributable to pre-combination service	33
BN Exchangeable Units	147
Contingent consideration	248
Fair value of the Company’s pre-existing interest in Oaktree	5,902
Fair value of pre-existing relationships effectively settled	(558)
Total consideration	$7,509
Assets acquired:
Cash and cash equivalents	$330
Cash of consolidated funds	29
Accounts receivable and other, net	117
Due from affiliates	240
Investments	2,301
Investments of consolidated funds	1,020
Right-of-use assets	191
Property, plant and equipment, net	138
Intangible assets	5,830
Total assets acquired	10,196
Liabilities assumed:
Accounts payable and other, net	1,845
Due to affiliates	32
Operating lease liabilities	192
Borrowings of subsidiaries	945
Borrowings of consolidated funds	973
Deferred tax liabilities	471
Total liabilities assumed	4,458
Net assets acquired	5,738
Goodwill	$1,771
Preliminary Purchase Price Allocation
The accounting for the Oaktree Acquisition remains preliminary as the Company continues to finalize certain acquisition-date valuations and related accounting assessments, including, but not limited to, those associated with identifiable intangible assets and deferred income taxes. The purchase price allocation reflects management's current best estimates of the amounts recognized as of the acquisition date and remains subject to adjustment as additional information becomes available. The Company expects to finalize the purchase price allocation within the measurement period, which will not exceed one year from the acquisition date. As a result, the amount of goodwill recognized may be adjusted in future periods.
Due From Affiliates
The purchase price allocation reflects a receivable from affiliates in connection with a post-closing true-up between Brookfield entities, as contemplated under the transaction agreement. The amount is expected to be settled in a subsequent period.
Replacement Awards Attributable to Pre-combination Service
In connection with the acquisition, the Company replaced certain outstanding equity-based awards of Oaktree with awards issued under the Company's Restricted Share Unit (“RSU”) Plan. The replacement awards were measured at fair value as of the acquisition date.

Contingent Consideration
The acquisition includes contingent consideration arrangements pursuant to which certain sellers may be entitled to future cash payments based on the achievement of specified incentive-based performance metrics over future measurement periods through 2031. The acquisition-date fair value of the contingent consideration attributable to BAM's acquisition was $248 million and was estimated using a Monte Carlo simulation that incorporated projected future performance, expected timing of earnout elections, volatility assumptions and discount rates. This amount has been recorded in financial liabilities on the condensed consolidated balance sheets.
BN Exchangeable Units
As part of the consideration transferred, a subsidiary of the Company issued BN Exchangeable Units to certain sellers, with the exchange obligations to be settled by BN. The BN Exchangeable Units were measured at fair value on the acquisition date based on the fair value of the underlying BN Class A Shares and were included as a component of consideration transferred.
Pre-existing Interest in Oaktree
Pursuant to the guidance under ASC 805 in connection with a business combination achieved in stages, the Company remeasured its previously held 74% interest in Oaktree from $3.9 billion to its acquisition-date fair value of $5.9 billion, recognizing a gain of $2.0 billion in other income (expenses), net on the condensed consolidated statement of operations for the three and nine months ended September 30, 2026.
Pre-existing Relationship Effectively Settled
Prior to the Oaktree Acquisition, the Company and Oaktree were parties to a deposit agreement pursuant to which the Company had recorded a liability at fair value. Upon closing of the acquisition, the pre-existing relationship was effectively settled and the related liability was eliminated. In accordance with ASC 805, the effective settlement of the deposit agreement reduced consideration transferred by $558 million, which was also excluded from the measurement of net assets acquired. No gain or loss was recognized as a result of the effective settlement.
Acquisition-Related Costs
Acquisition-related costs of $4 million and $12 million for the three and nine months ended September 30, 2026 were recognized as general, administrative and other in the condensed consolidated statements of operations.
Intangible Assets
The fair value and weighted average useful lives of the acquired identifiable intangible assets as of the acquisition date consist of the following:

AS OF SEPTEMBER 30, 2026 (MILLIONS)	Fair Value	Valuation Methodology	Estimated Average Useful Life (in years)
Customer relationships	$1,852	Multi-period excess earnings method (“MEEM”)	15
Management contracts	2,923	MEEM	Indefinite life
Trade name	1,055	Relief from royalty method	10
Fair value of intangible assets acquired	$5,830
Management contracts related to open-end and evergreen funds were determined to have indefinite useful lives because the contracts are expected to contribute to cash flows indefinitely and are not subject to foreseeable legal, contractual, regulatory or economic limitations.
Goodwill
The goodwill of $1.8 billion arising from the acquisition consists primarily of expected synergies, assembled workforce, and anticipated growth opportunities that can be achieved from combining the operations of BAM and Oaktree. All of the goodwill was assigned to BAM’s Credit segment.
$295 million of the goodwill recognized is expected to be deductible for income tax purposes.
Deferred Tax Liabilities
Deferred tax liabilities recognized in connection with the acquisition primarily reflect differences between the carrying amounts and tax bases of certain acquired assets and liabilities.

Disposition of Certain Oaktree Investments
On July 31, 2026, immediately prior to the Oaktree Acquisition, BAM completed the disposition to BWS of a portion of its existing equity method investment in Oaktree, representing its 74% economic interest in certain Oaktree corporate investments, for aggregate consideration of approximately $890 million, and reflects post-closing purchase price adjustments. Outstanding consideration receivable of $48 million in connection with these transactions is recorded within due from affiliates in the condensed consolidated balance sheets. A gain on disposition of $88 million was recognized in share of income from equity method investments in the condensed consolidated statements of operations associated with the disposal.
4.    INVESTMENTS

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026	2025
Common and preferred shares (a)	$134	$337
Investments in affiliates (b)	670	787
Accrued carried interest - mature funds (c)	1,275	197
Accrued carried interest - new funds (c)	3,347	1,636
Equity method investments (d)
Equity interest in Oaktree	—	4,671
Equity interest in Castlelake	735	720
Equity interest in DoubleLine	604	—
Equity interest in Primary Wave	427	261
Equity interest in Pretium	260	330
Equity interest in LCM	231	221
Equity interest in Angel Oak	133	133
Equity interest in 17Capital	112	—
Equity interest in other affiliates	931	502
	$8,859	$9,795
Where appropriate, the accounting for the Company’s investments incorporates the changes in fair value of those investments.
a.As of September 30, 2026, common and preferred shares were $134 million (2025 – $337 million). Preferred shares primarily represents an investment of $40 million made in The Boring Company during the three months ended September 30, 2026. Common shares primarily represents investments of $64 million (2025 – $64 million) in Brookfield Renewable Energy L.P. and $28 million (2025 – $27 million) in Brookfield Infrastructure Income Fund Inc. Common and preferred share investments are carried at either fair value or cost less impairment. Changes in fair value of investments are recorded in other income (expenses), net in the condensed consolidated statements of operations, and investments measured at cost are assessed for impairment with losses recognized in other income (expenses), net. During the three months ended September 30, 2026, BAM redeemed its common share investment in Oaktree Strategic Credit Fund of $79 million. During the nine months ended September 30, 2026, BAM sold its preferred share investments in GEMS Education (2025 – $188 million) and Cherry Parent, LLC (2025 – $58 million) to BMEP and BPE, respectively. As a result of these transactions, BAM determined that it is the primary beneficiary of a sleeve of BMEP and BPE and will therefore consolidate both. Accordingly, the investments in GEMS Education and Cherry Parent, LLC are included within investments in consolidated funds in the condensed consolidated balance sheets.

b.As of September 30, 2026, investments in affiliates is primarily comprised of an interest in BSREP III, a fund which BAM manages, of $578 million (2025 – $700 million) which is accounted for as an equity investment measured at its NAV in accordance with ASC 321, Investments – Equity Securities. The change in fair value of the Company’s interest in BSREP III was $4 million (2025 – $74 million) and $31 million (2025 – $152 million) for the three and nine months ended September 30, 2026, respectively and is recorded within other income (expenses), net in the condensed consolidated statements of operations.

c.Accrued carried interest represents the disproportionate allocation of capital from our private funds to the extent that such interest is provided for in the relevant fund agreements. Accrued carried interest is accounted for using the equity method of accounting based on the Company’s entitlement to the funds’ net assets as if all investments were liquidated at fair value and all liabilities were satisfied, net of the cumulative amounts that have already been realized. As stipulated in the Relationship Agreement, accrued carried interest in mature funds, as defined therein, is all attributed to BN and accrued carried interest in new funds, including current funds and open-end funds, as defined therein, is attributed to BN at 33.3%. Such attribution is achieved via Tracking Shares and non-controlling interests in certain subsidiaries that are entitled to such carried interest.

The change in BAM’s accrued carried interest for mature funds during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$69	$600	$197	$931
Changes in fund fair values	23	(249)	(103)	(580)
Realized carried interest	(41)	—	(43)	—
Oaktree Acquisition	1,224	—	1,224	—
Balance, ending	$1,275	$351	$1,275	$351
All mature carried interest is due to BN, therefore BAM's net amount of mature carried interest retained is $nil for the three and nine months ended September 30, 2026 and 2025.
The change in BAM’s accrued carried interest for new funds during the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$2,413	$963	$1,636	$693
Changes in fund fair values	741	361	1,532	631
Realized carried interest	(119)	—	(133)	—
Oaktree Acquisition	312	—	312	—
Balance, ending	$3,347	$1,324	$3,347	$1,324
New fund carried interest is partially due to BN, who is entitled to 33.3%. After allocating this interest to BN, BAM's net interest in new fund accrued carried interest as of September 30, 2026 is $2.2 billion (December 31, 2025 – $1.1 billion).
d.The Company has significant influence, but not control, over the operating and financial policies of its equity method investees by virtue of having the ability to appoint members of these investees' governing bodies. The Company recognized its share of earnings from all of its equity method investments of $261 million (2025 – $110 million) and $530 million (2025 – $349 million) for the three and nine months ended September 30, 2026, respectively, within the share of income from equity method investments in its condensed consolidated statements of operations. The Company’s equity method investments include our:
i.economic interest in Castlelake of $735 million (2025 – $720 million);
ii.20.0% economic interest in DoubleLine of $604 million (2025 – $nil);
iii.economic interest in Primary Wave of $427 million (2025 – $261 million);
iv.49.9% economic interest in LCM of $231 million (2025 – $221 million);
v.51.3% economic interest in Angel Oak of $133 million (2025 – $133 million);
vi.48.4% economic interest in 17Capital of $112 million (2025 – $nil);
vii.approximate 8% (2025 – 11%) economic interest in Pretium of $260 million (2025 – $330 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in net income. During the nine months ended September 30, 2026, BAM sold a partial interest in Pretium for cash consideration of $70 million, resulting in a realized gain of $4 million. In the same period, a $4 million decrease in the fair value of the remaining investment has been recognized, primarily reflecting lower market valuation multiples;
viii.limited partner interests in funds of $474 million (2025 – $368 million) include Pinegrove Fund (2026 – $330 million; 2025 – $230 million), and BGTF II (2026 – $65 million; 2025 – $36 million). During the nine months ended September 30, 2026, the Company determined that it is the primary beneficiary of BPE and therefore consolidates the fund. As a result, the Company derecognized its limited partner interests in BPE of $88 million (2025 - $92 million); and
ix.general partner interests in a number of our private funds.

Oaktree Equity Method Investments Acquired
During the three months ended September 30, 2026, in connection with the Oaktree Acquisition discussed in Note 3 “Oaktree Transaction,” the Company acquired a 20.0% economic interest in DoubleLine and a 48.4% economic interest in 17Capital. The Company accounts for these interests as equity method investments.
The acquisition resulted in a step-up in the basis of these investments, reflecting their acquisition-date fair values. The excess of the acquisition-date fair values over the Company's proportionate share of the underlying net assets was allocated to identifiable assets and liabilities and goodwill. The basis differences attributable to identifiable assets and liabilities are amortized over their respective useful lives.
As of September 30, 2026, the carrying values of the Company's investments in DoubleLine and 17Capital were $604 million and $112 million, respectively.
Primary Wave
During the three months ended September 30, 2026, the Company purchased an additional 9% interest in Primary Wave for approximately $125 million. The step-up transaction did not change the existing governance structure of Primary Wave, and BAM does not have a controlling financial interest. BAM continues to account for the interest in Primary Wave as an equity method investment.
Investments of Consolidated Funds
The summary of the Company's investments held in consolidated funds as of September 30, 2026 and December 31, 2025, is as follows:

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	Fair value		% of total investments
	2026	2025	2026	2025
Equity securities, at fair value	$2,786	$253	64%	50%
Debt, at fair value	1,571	252	36%	50%
Freestanding derivatives	8	—	—%	—%
Total investments, at fair value	$4,365	$505	100%	100%
As of September 30, 2026 and December 31, 2025, no single issuer or investment, including derivative instruments and underlying portfolio investments of the consolidated funds, had a fair value that exceeded 5% of BAM’s total assets.
As of September 30, 2026, BAM consolidates BSI II, BPE, a sleeve of BMEP, BREVA-H and OLAF. The investments in consolidated funds are accounted for at their fair value under ASC 946 Financial Services – Investment Companies.
Other income, net of consolidated funds in the condensed consolidated statements of operations, consists primarily of realized and unrealized gains and losses on the consolidated funds’ investments (including foreign exchange gains and losses attributable to foreign-denominated investments and related activities) and other financial instruments. For the three and nine months ended September 30, 2026, there were $94 million (2025 – $10 million) and $175 million (2025 – $37 million) of income recognized, respectively, within other income, net of consolidated funds on the condensed consolidated statements of operations.
BSI II
BAM continues to be the primary beneficiary of and consolidates BSI II. During the nine months ended September 30, 2026, BSI II sold a portion of its debt and equity interests in Spring Education to BWS, a limited partner in the fund, in exchange for cash consideration of $129 million.
BPE
During the nine months ended September 30, 2026, BAM increased its economic interest in BPE and determined it was the primary beneficiary of the fund. As a result, BAM was required to consolidate the fund and derecognize its equity method investment in BPE of $88 million beginning on March 1, 2026. Upon consolidation, the Company recognized approximately $104 million of cash of consolidated funds, $1.7 billion of investments of consolidated funds, and $143 million of due to affiliates of consolidated funds. The interests of related party and third-party investors were recorded as redeemable non-controlling interest in consolidated funds, and management fees and other transactions with BPE were eliminated upon consolidation.

During the nine months ended September 30, 2026, Spring Education was transferred to BPE from BSI II, both of which are consolidated funds of BAM. The Spring Education investment is therefore still consolidated by BAM. In accordance with ASC 810, BAM will consolidate the Spring Education co-investment holding entities as part of the consolidated fund total. This resulted in the recognition of an additional $483 million of consolidated fund investments and non-controlling interest beyond the original Spring Education investment on BAM's condensed consolidated balance sheets, with no impact to net income.
BMEP
During the nine months ended September 30, 2026, BAM increased its economic interest in a sleeve of BMEP and determined it was the primary beneficiary of the fund. As a result, BAM was required to consolidate the fund beginning on January 30, 2026. Upon consolidation, the Company recognized approximately $245 million of investments of consolidated funds and $211 million of borrowings of consolidated funds. The interests of third-party investors were recorded as non-controlling interests in consolidated funds, and management fees and other transactions with BAM's sleeve in BMEP were eliminated upon consolidation.
BREVA-H
During the nine months ended September 30, 2026, BAM provided approximately $217 million of temporary warehouse funding in connection with the acquisition of U.S. Manufactured Housing, pending funding by committed investors. During the period, the warehouse positions were syndicated to the underlying investors, including approximately $125 million transferred to BREVA-H, while the remaining warehouse positions were settled with third-party investors.
During the nine months ended September 30, 2026, BAM committed $200 million to BREVA-H and determined it was the primary beneficiary of the fund. As a result, BAM was required to consolidate the fund beginning on June 25, 2026. Following consolidation, BREVA-H drew approximately $125 million under its subscription credit facility to fund its investment in U.S. Manufactured Housing, which had previously been warehoused by BAM.
During the three months ended September 30, 2026, BREVA-H invested $108 million into a real estate investment, funded through a drawdown on the fund's subscription credit facility. The investment is measured at fair value in accordance with ASC 946, and is included in investments of consolidated funds on the condensed consolidated balance sheets.
OLAF
During the three months ended September 30, 2026, BAM acquired control of Oaktree and, as a result, consolidated OLAF beginning on July 31, 2026. As part of the acquisition, the Company recognized $1.0 billion of assets and $1.0 billion of liabilities related to OLAF. Oaktree continues to be the primary beneficiary of the fund and owns 100% of the fund interests. Management fees and other transactions with OLAF were eliminated upon consolidation.

5.    VARIABLE INTEREST ENTITIES
The Company consolidates VIEs for which it is the primary beneficiary, either directly or indirectly through another consolidated entity. The Company’s consolidated VIEs most notably include Oaktree, which the Company began consolidating during the three months ended September 30, 2026, as well as certain consolidated funds. These VIEs primarily consist of operating entities through which the Company conducts its asset management activities, entities established to allocate performance-based fees between the Company and BN, and certain investment funds managed by the Company. The primary risks associated with these VIEs include the loss of invested capital and fluctuations in management fees and performance-based earnings. The Company does not provide performance guarantees and has no other financial obligation to provide funding to consolidated VIEs. The assets of consolidated VIEs may only be used to settle obligations of these entities. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities. As of September 30, 2026, the Company had unfunded commitments of $1.3 billion to the consolidated funds.

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026	2025
Cash and cash equivalents	$232	$—
Cash of consolidated funds	31	—
Accounts receivable and other, net	123	—
Due from affiliates	765	—
Investments	2,447	411
Investments of consolidated funds	4,365	505
Property, plant, equipment, and other	163	—
Right-of-use assets	186	—
Intangible assets, net	5,791	—
Goodwill	1,771	—
Total Assets	$15,874	$916

Accounts payable and other, net	$2,041	$—
Operating lease liabilities	189	—
Due to affiliates	23
Due to affiliates of consolidated funds	39	—
Borrowings of subsidiaries	845	—
Borrowings of consolidated funds	1,676	462
Deferred income tax liabilities	877	—
Total Liabilities	$5,690	$462
The Company holds variable interests in certain VIEs which are not consolidated as it has been determined that the Company is not the primary beneficiary. VIEs that are not consolidated predominantly include investment funds sponsored by or managed by the Company. The Company's investment strategies differ by investment fund; however, the fundamental risks have similar characteristics, including loss of invested capital and loss of management and performance income. The Company's maximum exposure to loss as a result of its investments in the unconsolidated investment funds is the carrying value of such investments, including the Company's capital interest and any unrealized carried interest. For the three and nine months ended September 30, 2026 and 2025, the Company did not provide any financial or other support to unconsolidated VIEs other than its obligated commitments.
The assets and liabilities recognized in the Company's condensed consolidated balance sheets related to its maximum exposure to loss of those VIEs of which the Company is determined not to be the primary beneficiary, the non-consolidated VIEs, are as follows:

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026	2025
Investments	$831	$1,130
Due from affiliates	4	4
VIE related assets	835	1,134
Maximum exposure to loss	$835	$1,134

6.    FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
Fair value approximates carrying value for the following financial instruments that are not measured at fair value in the condensed consolidated financial statements: cash, cash of consolidated funds, accounts receivable and other, net, accounts payable and other, net, due to affiliates, due to affiliates of consolidated funds, and due from affiliates.
Financial Instruments
The following tables summarize the fair value hierarchy of financial assets and liabilities of the Company that are measured at fair value as of September 30, 2026 and December 31, 2025:

AS OF SEPTEMBER 30, 2026 (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$87	$—	$—	$—	$87
Financial assets	—	5	494	—	499
Investments:
Common and preferred shares	—	—	40	28	68
Investments in affiliates	—	—	—	578	578
Equity method investments under fair value option	—	—	260	—	260
Total assets at fair value	$87	$5	$794	$606	$1,492
Liabilities
Financial liabilities	$—	$19	$659	$—	$678
Total liabilities at fair value	$—	$19	$659	$—	$678

AS OF DECEMBER 31, 2025 (MILLIONS)	Level I	Level II	Level III	NAV	Total
Assets
Cash equivalents	$1,181	$—	$—	$—	$1,181
Financial assets	—	7	410	—	417
Investments:
Common and preferred shares	—	—	310	27	337
Investments in affiliates	—	—	—	700	700
Equity method investments under fair value option	—	—	330	—	330
Total assets at fair value	$1,181	$7	$1,050	$727	$2,965
Liabilities
Financial liabilities	$—	$5	$444	$—	$449
Total liabilities at fair value	$—	$5	$444	$—	$449
Level III Measurements
The fair value measurement of items categorized in Level III of the fair value hierarchy is subject to valuation uncertainty arising from the use of significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of financial assets and liabilities measured at fair value on a recurring basis are discount rates, volatility assumptions, and inputs to prescribed settlement formulas on certain of our options. Significant changes in these inputs in isolation would have resulted in a significantly higher or lower fair value measurement.

The following tables summarize the quantitative inputs and assumptions used for items categorized in Level III of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

AS OF SEPTEMBER 30, 2026 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$494	Option pricing model	Volatility	35% - 40%	39%	Higher
			Discount rate	3% - 9%	5%	Lower
Common and preferred shares (c)	40	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	260	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (e)	659	Option pricing model	Volatility	25% - 40%	37%	Higher
			Discount rate	3% - 5%	4%	Lower

AS OF DECEMBER 31, 2025 (MILLIONS)
Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Financial assets (b)	$410	Option pricing model	Volatility	35% - 40%	39%	Higher
			Discount rate	3% - 9%	5%	Lower
Common and preferred shares (c)	310	Market approach	N/A	N/A	N/A	N/A
Equity method investments under fair value option (d)	330	Market approach	N/A	N/A	N/A	N/A
Financial liabilities (e)	444	Option pricing model	Volatility	25% - 40%	35%	Higher
			Discount rate	3% - 4%	4%	Lower
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
(c)Preferred shares represent $40 million of preferred shares in The Boring Company (2025 – $nil), $nil of preferred shares in GEMS Education (2025 – $188 million) and $nil preferred shares of Cherry Parent, LLC (2025 – $58 million). Preferred share investments are carried at fair value with changes in fair value recorded in the condensed consolidated statements of operations.
(d)Equity method investments under fair value option represents an approximate 8% (2025 – 11%) economic interest in Pretium of $260 million (2025 – $330 million) for which BAM has elected the fair value option under ASC 825 Financial Instruments upon initial recognition with changes in fair value recognized in the condensed consolidated statements of operations.
(e)Financial liabilities relate to put options held by other investors of Castlelake, LCM and Primary Wave under which the Company may be required to purchase additional shares of these investees using a prescribed valuation methodology in exchange for cash, Class A Shares or BN Class A Shares or other forms of consideration at the discretion of the Company. The balance also includes contingent consideration agreed to as part of the Oaktree Acquisition, certain investments and other financial derivatives. The fair value of these instruments is determined quarterly using a Monte Carlo simulation and various inputs prepared by management.

Level III Changes in Fair Value
During the three and nine months ended September 30, 2026 and 2025, there have been no changes in valuation techniques within Level III that have had a material impact on the valuation of financial instruments.
The following tables summarize the changes in financial assets and liabilities measured at fair value for which the Company has used Level III inputs to determine fair value. Total realized and unrealized gains and losses recorded for Level III investments are reported in other income (expenses), net in the condensed consolidated statements of operations.

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$500	$—	$260	$467
Fair value changes in net income	(6)	—	—	(43)
Additions	—	40	—	248
Payments	—	—	—	(13)
Balance, ending	$494	$40	$260	$659

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$410	$310	$330	$444
Fair value changes in net income	84	65	(4)	6
Additions	—	40	—	248
Disposals	—	—	(66)	—
Transfers	—	(375)	—	—
Payments	—	—	—	(39)
Balance, ending	$494	$40	$260	$659

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$290	$368	$351	$402
Fair value changes in net income	(25)	10	29	3
Purchases and other	—	(10)	—	—
Transfers	—	(59)	(40)	—
Payments	—	—	—	(12)
Balance, ending	$265	$309	$340	$393

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Financial assets	Common and preferred shares	Equity method investments under fair value option	Financial liabilities
Balance, beginning	$231	$363	$351	$228
Fair value changes in net income	34	15	(11)	116
Purchases and other	—	(10)	40	61
Transfers	—	(59)	(40)	—
Payments	—	—	—	(12)
Balance, ending	$265	$309	$340	$393

Financial Instruments of Consolidated Funds
The following tables summarize the fair value hierarchy of financial assets and liabilities measured at fair value for the Company's consolidated funds as of September 30, 2026 and December 31, 2025:

	2026				2025
AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	Level I	Level II	Level III	Total	Level I	Level II	Level III	Total
Assets
Investments in equity securities	$—	$—	$2,786	$2,786	$—	$—	$253	$253
Investments in debt	—	181	1,390	1,571	—	—	252	252
Freestanding derivatives	—	8	—	8	—	—	—	—
Total assets at fair value	$—	$189	$4,176	$4,365	$—	$—	$505	$505
Liabilities
Revolving credit facilities	$786	$—	$—	$786	$462	$—	$—	$462
Secured borrowings	—	—	890	890	—	—	—	—
Total liabilities at fair value	$786	$—	$890	$1,676	$462	$—	$—	$462
Level III Measurements of Consolidated Funds

AS OF SEPTEMBER 30, 2026 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$2,786	Discounted cash flows	WACC	10% - 21%	12%	Lower
			Terminal multiple	8.7x - 18.0x	11.8x	Higher
		Hypothetical liquidation approach	EBITDA multiple	7.7x	7.7x	Higher
		Market approach	N/A	N/A	N/A	N/A
Investments in debt	1,390	Par (net of amortized discount) plus accrued interest	Discount rate	14%	14%	Lower
		Discounted cash flows	WACC	8% - 20%	12%	Lower
		Market approach	N/A	N/A	N/A	N/A
Secured borrowings	890	Discounted cash flows	WACC	8% - 20%	12%	Lower
		Market approach	N/A	N/A	N/A	N/A

AS OF DECEMBER 31, 2025 (MILLIONS)
Level III Asset/Liability	Fair Value	Valuation Techniques	Unobservable Inputs	Ranges	Weighted Average (a)	Impact to Valuation from an Increase in Input
Investments in equity securities	$253	Market approach	N/A	N/A	N/A	N/A
Investments in debt	252	Par (net of amortized discount) plus accrued interest	Discount rate	14%	14%	Lower

Level III Changes in Fair Value of Investments of Consolidated Funds

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$577	$2,509
Fair value changes in net income	22	68
Oaktree Acquisition	776	58
Purchases, net	47	151
Dispositions, net	(32)	—
Balance, ending	$1,390	$2,786

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$252	$253
Fair value changes in net income	39	129
Oaktree Acquisition	776	58
Initial consolidation of funds	431	1,954
Purchases, net	47	405
Dispositions, net	(155)	(13)
Balance, ending	$1,390	$2,786

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$246	$498
Fair value changes in net income	10	—
Deconsolidation of consolidated funds	—	(267)
Purchases, net	(14)	14
Balance, ending	$242	$245

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Investments in debt	Investments in equity securities
Balance, beginning	$—	$251
Fair value changes in net income	15	22
Deconsolidation of consolidated funds	—	(267)
Purchases, net	227	239
Balance, ending	$242	$245
Level III Changes in Fair Value of Secured Borrowings of Consolidated Funds

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025
Balance, beginning	$—	$—
Fair value changes in net income	3	—
Oaktree Acquisition	908	—
Interest expense	11
Settlements, net	(32)	—
Balance, ending	$890	$—

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025
Balance, beginning	$—	$—
Fair value changes in net income	3	—
Oaktree Acquisition	908	—
Interest expense	11
Settlements, net	(32)	—
Balance, ending	$890	$—

7.    CORPORATE BORROWINGS
BAM established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. On September 5, 2025, BAM upsized its revolving credit facility by $300 million to $1.1 billion. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 80 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 80 basis points. The margins are subject to change based on the Company's credit rating.
On April 17, 2026, BAM issued $550 million of five-year senior unsecured notes due April 15, 2031 at a fixed interest rate of 4.832%, and completed a $450 million re-opening of its existing 5.298% senior unsecured notes due January 15, 2036.
BAM established a commercial paper program on March 3, 2026 under which it may issue senior unsecured short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The Company did not have any commercial paper borrowings during the nine months ended September 30, 2026 and there were no borrowings outstanding as of September 30, 2026.
The following debt obligations are outstanding:

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026		2025		Remaining Maturity
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes BAM(a)
4.653%, Due 11/15/2030	$600	$575	$600	$605	49 months
4.832%, Due 4/15/2031	550	526	—	—	54 months
5.795%, Due 4/24/2035	750	722	750	786	102 months
5.298%, Due 1/15/2036	845	777	400	400	111 months
6.077%, Due 9/15/2055	750	688	750	769	347 months
Corporate borrowings	$3,495	$3,288	$2,500	$2,560
Deferred financing costs	(29)	(29)	(22)	(22)	N/A
Total corporate borrowings	$3,466	$3,259	$2,478	$2,538

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

Fair value is determined by broker quote and BAM notes are classified as level II within the fair value hierarchy.
Repayment Schedule
Scheduled principal payments for corporate borrowings as of September 30, 2026 were as follows:

AS OF SEPTEMBER 30, 2026 (MILLIONS)
2026	$—
2027	—
2028	—
2029	—
2030	600
Thereafter	2,895
Total	$3,495
BAM's borrowings include customary representations, covenants and events of default. Financial covenants consist of a ratio of consolidated obligations to distributable earnings and a requirement to keep a minimum amount of fee-bearing capital, each tested quarterly. BAM was in compliance with all financial covenants associated with its borrowings as of September 30, 2026 and December 31, 2025.

8.    BORROWINGS OF SUBSIDIARIES
On July 31, 2026, in connection with the Oaktree Acquisition discussed in Note 3, “Oaktree Transaction,” the Company began consolidating Oaktree’s existing borrowings and recognized $945 million of borrowings of subsidiaries, which are non-recourse to BAM.
The following debt obligations are outstanding:

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026		2025		Remaining Maturity
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior unsecured notes Oaktree(a)
4.210%, Due 9/3/2029	$100	$100	N/A	N/A	35 months
3.640%, Due 7/22/2030	191	186	N/A	N/A	45 months
3.690%, Due 7/12/2031	100	100	N/A	N/A	57 months
3.780%, Due 12/18/2032	242	250	N/A	N/A	74 months
3.840%, Due 7/22/2035	45	43	N/A	N/A	105 months
3.060%, Due 1/12/2037	167	157	N/A	N/A	123 months
Borrowings of subsidiaries	$845	$836	$—	$—
Deferred financing costs	—	—	N/A	N/A	N/A
Total borrowings of subsidiaries	$845	$836	$—	$—

(a) Oaktree’s outstanding senior unsecured notes were remeasured to their acquisition-date fair value in connection with the Oaktree Acquisition.
During the three months ended September 30, 2026, $100 million of assumed Oaktree Series B senior unsecured notes were repaid upon their maturity on September 3, 2026. The notes bore interest at 4.01%.
During the three months ended September 30, 2026, the closing of the Oaktree Acquisition triggered a change of control provision requiring mandatory prepayment of the September 2029, July 2031, and December 2032 notes. Subsequent to quarter-end, Oaktree repaid $321.5 million of senior unsecured notes in connection with the change of control. The remaining $128.5 million of the December 2032 notes were refinanced at 6.230%, with no change in contractual maturity.

Fair value is determined by using estimated rates, and Oaktree notes are classified as level III within the fair value hierarchy.
Repayment Schedule
Scheduled principal payments for borrowings of subsidiaries as of September 30, 2026 were as follows:

AS OF SEPTEMBER 30, 2026 (MILLIONS)
2026	$—
2027	—
2028	—
2029	100
2030	191
Thereafter	554
Total	$845
As of September 30, 2026, Oaktree is in compliance with all financial maintenance covenants associated with its senior unsecured notes.

9.    BORROWINGS OF CONSOLIDATED FUNDS
Certain consolidated funds also maintain revolving credit facilities that are secured by the limited partner commitments of the respective fund. The consolidated funds of BAM have the following borrowings:

AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS)	2026	2025	Facility Capacity	Weighted Average Interest Rate	Weighted Average Remaining Maturity	Commitment fee rate
Consolidated funds
Revolving credit facilities	$786	$462	$1,192	4.7%	16.7 months	0.2% - 0.4%
Secured borrowings(a)	890	N/A	$1,007	11.3%	52.2 months	—%
Total borrowings of consolidated funds	$1,676	$462
(a) The secured borrowings capacity is calculated on a pro rata basis using fund commitments as of September 30, 2026.
As of September 30, 2026, OLAF, the consolidated fund consolidated as part of the Oaktree Acquisition has secured borrowings of $890 million. OLAF accounts for transfers of investments to affiliated funds as secured borrowings, which are presented within borrowings of consolidated funds on the condensed consolidated balance sheets. The related carrying amount of the transferred assets and secured borrowings was $890 million as of September 30, 2026. These transfers did not meet the criteria for sale accounting under ASC 860, Transfers and Servicing, and therefore did not qualify for derecognition of the transferred assets.
Repayment Schedule
Scheduled principal payments for borrowings as of September 30, 2026 were as follows:

AS OF SEPTEMBER 30, 2026 (MILLIONS)
2026	$268
2027	18
2028	579
2029	251
2030	325
Thereafter	235
Total	$1,676
10.    DERIVATIVES
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

AS OF SEPTEMBER 30, 2026 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$319	$5	$546	$13
Total return swap contracts	—	—	74	6
	$319	$5	$620	$19

AS OF DECEMBER 31, 2025 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Freestanding derivatives
Foreign-currency forward contracts	$325	$4	$405	$3
Total return swap contracts	66	3	8	1
Interest rate swap contracts	—	—	370	1
	$391	$7	$783	$5

The table below summarizes the aggregate notional amount and fair value of the derivative instruments held in consolidated funds. The notional amount represents the absolute value of all outstanding derivative contracts.

AS OF SEPTEMBER 30, 2026 (MILLIONS)	Assets		Liabilities
	Notional Amount	Fair Value	Notional Amount	Fair Value
Investments of consolidated funds
Foreign-currency forward contracts	$138	$8	$74	$1
	$138	$8	$74	$1

Nominal realized and unrealized gains and losses arising from freestanding derivatives were recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively.
There were no derivatives outstanding that were designated as hedging instruments for accounting purposes as of September 30, 2026 and December 31, 2025.
11.    REVENUE
The Company offers investment products on a number of strategies, specifically energy, infrastructure, private equity, real estate and credit, operating in more than 50 countries. The majority of base management and advisory fees are earned from customers located in the U.S.
The following table sets out revenue disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure(a)	Energy	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$10	$26	$53	$146	$260	$495
United Kingdom	71	65	26	80	23	265
Canada	97	48	20	6	19	190
Other	43	43	20	22	14	142
Incentive fees	150	41	—	—	—	191
	$371	$223	$119	$254	$316	$1,283
(a) Reflects the reclassification of certain performance fees from base management and advisory fees to incentive fees.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$50	$37	$20	$134	$79	$320
United Kingdom	54	64	25	69	4	216
Canada	102	58	19	5	20	204
Other	48	42	7	20	2	119
Incentive fees	80	35	—	—	—	115
	$334	$236	$71	$228	$105	$974

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure(a)	Energy	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$98	$83	$97	$410	$445	$1,133
United Kingdom	200	193	73	217	29	712
Canada	321	150	73	18	57	619
Other	140	118	44	74	31	407
Incentive fees	324	125	—	—	—	449
	$1,083	$669	$287	$719	$562	$3,320
(a) Reflects the reclassification of certain performance fees from base management and advisory fees to incentive fees.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Base management and advisory fees
United States	$144	$97	$70	$450	$231	$992
United Kingdom	151	151	66	223	12	603
Canada	290	166	52	17	59	584
Other	134	94	30	65	9	332
Incentive fees	240	108	—	—	—	348
	$959	$616	$218	$755	$311	$2,859
12.    INCOME TAXES
The Company’s statutory federal income tax rate is 15%.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. and other local tax authorities. As of September 30, 2026, certain of the Company’s U.S. and non-U.S. income tax returns for 2018 through 2025 are open to or are under examination.
As of September 30, 2026, a valuation allowance of $218 million (2025 – $197 million) has been recorded against deferred tax assets related to net operating loss carryforwards in the U.S. that are not more likely than not to be utilized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.
13.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. BAM applies the two-class method in calculating earnings per share for each of its two classes of shares and participating securities, based on their pro-rata share of earnings. Class A Shares held under the ES Plans in one or more private wholly owned subsidiaries of BAM are classified as treasury shares and have been excluded from the calculation of earnings per share. BAM has certain dilutive securities relating to outstanding escrowed stock and management share options held by employees and non-employees that have been reflected accordingly in diluted earnings per share figures. Basic and diluted net income per share of common stock for the three and nine months ended September 30, 2026, and 2025 was calculated as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026			2025
	Class A Shares		Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$2,643		$—	$724	$—
Denominator
Weighted average of common stock outstanding - basic	1,597.3		—	1,613.0	—
Dilutive effect of conversion of management share options and escrowed stock using treasury stock method	15.4		—	19.6	—
Weighted average of common stock outstanding - diluted	1,612.7		—	1,632.6	—
Net Income per Share
Earnings per share - basic	$1.65		$1.65	$0.45	$0.45
Earnings per share - diluted	$1.64	1.64	$1.64	$0.44	$0.45

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026		2025
	Class A Shares	Class B Shares	Class A Shares	Class B Shares
Numerator
Net income	$4,156	$—	$1,923	$—
Denominator
Weighted average of common stock outstanding - basic	1,600.4	—	1,613.0	—
Dilutive effect of conversion of management share options and escrowed stock using treasury stock method	12.4	—	16.6	—
Weighted average of common stock outstanding - diluted	1,612.8	—	1,629.6	—
Net Income per Share
Earnings per share - basic	$2.60	$2.60	$1.19	$1.19
Earnings per share - diluted	$2.58	$2.59	$1.18	$1.19
The following weighted average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded in the above computation of diluted net income per share attributable to common shareholders for the period presented due to their anti-dilutive effect:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Management share options of BAM	12.2	4.7	10.9	3.6
Escrowed stock of BAM	6.9	3.6	6.9	3.6
Total	19.1	8.3	17.8	7.2
14.    SHARE-BASED COMPENSATION
BAM and BN have granted share-based compensation awards to certain employees and directors of BAM, under a number of compensation plans (the “Equity Plans”). The Equity Plans provide for the granting of share options, restricted stock, escrowed shares, deferred share units, and restricted share units which contain certain service or performance requirements of BAM or BN.
The expense recognized for share-based compensation is summarized in the following table:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Expense arising from equity-settled share-based payment transactions
Management Share Option Plan	$12	$11	$36	$33
Escrowed Stock Plan	29	16	84	45
Restricted Stock Plan	19	14	59	43
	$60	$41	$179	$121

(Recovery) / Expense arising from cash-settled share-based payment transactions
Deferred Share Unit Plan	$(14)	$68	$(6)	$89
Restricted Share Unit Plan	—	—	—	—
	$(14)	$68	$(6)	$89
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

During the nine months ended September 30, 2026, BAM granted 7.7 million (2025 – 4.8 million) share options at a weighted average exercise price of $52.04 (2025 – $59.62). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5), 30.4% volatility (2025 – 29.9%), a weighted average expected dividend yield of 4.8% (2025 – 3.7%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $8.09 per unit (2025 – $11.18). The total fair value of the share options granted was $62 million (2025 – $53 million).
For the three and nine months ended September 30, 2026, the total expense incurred with respect to MSOP totaled $12 million and $36 million, respectively (2025 – $11 million and $33 million).
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
During the nine months ended September 30, 2026, BAM granted 3.2 million (2025 – 3.5 million) ES shares at a weighted average exercise price of $51.45 (2025 – $59.62). The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5 years), 31.3% volatility (2025 – 29.9%), a weighted average expected dividend yield of 4.9% (2025 – 3.7%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $8.05 per unit (2025 – $11.18). The total fair value of the ES shares granted was $26 million (2025 – $40 million).
During the nine months ended September 30, 2026, BN granted 8.9 million (2025 – 0.8 million) ES shares at a weighted average exercise price of $47.11 (2025 – $40.19) to BAM employees. The compensation expense was calculated using the Black-Scholes method of valuation, assuming an average 7.5 year term (2025 – 7.5 years), 30.7% volatility (2025 – 31.3%), a weighted average expected dividend yield of 0.8% (2025 – 0.8%) annually, a risk-free rate of 3.9% (2025 – 4.4%) and a liquidity discount of 25%, with a fair value of $13.40 per unit (2025 – $11.89). The total fair value of the ES shares granted was $119 million (2025 – $9 million).
For the three and nine months ended September 30, 2026, the total expense incurred with respect to the ES Plan totaled $29 million and $84 million, respectively (2025 – $16 million and $45 million).
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
For the three and nine months ended September 30, 2026, the total expense incurred with respect to Restricted Shares totaled $19 million and $59 million, respectively (2025 – $14 million and $43 million).
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
The value of the DSUs, when converted to cash, will be equivalent to the market value of the Class A Shares or BN Class A Shares at the time the conversion takes place. During the nine months ended September 30, 2026, the DSU Plan of BN was partially settled, and participating employees of BAM exchanged their DSUs for new DSUs that track a fixed value preferred share in a subsidiary of BN, with a redemption value equal to the value of their DSUs on the settlement date, for a total amount of $458 million. These tracking DSUs vest over a five- year period but fall outside the scope of ASC 718, Compensation — Stock Compensation as they are not based on Class A Shares or BN Class A Shares and therefore are accounted for in accordance with ASC 710 - Compensation General. As the DSU Plan was a plan of BN, BAM was entitled to recover the costs from BN. As a result of the settlement, a due from affiliates amount of $458 million has been derecognized.
The fair value of the vested DSUs as of September 30, 2026 was $165 million (December 31, 2025 – $701 million).
Employee compensation expense for these plans is charged against net income over the vesting period of the DSUs. For those awards issued as part of the 2022 Arrangement, the mark-to-market movement is recoverable from BN. The amount payable in respect of vested DSUs changes as a result of dividends and share price movements. All of the amounts attributable to changes in the amounts payable by the Company are recorded as employee compensation expense in the period of the change. For the three and nine months ended September 30, 2026, employee compensation recovery totaled $14 million and $6 million, respectively (2025 – expense of $68 million and $89 million).
Restricted Share Unit Plan
The RSU Plan provides for the issuance of RSUs to certain employees, including in replacement of outstanding equity-based incentive awards. RSUs generally vest over a period of up to five years, unless otherwise specified in the applicable award agreement, and are settled in cash, Class A Shares, or a combination thereof. Employee compensation expense for the RSU Plan is recognized over the vesting period of the awards. RSUs accumulate additional RSUs at the same rate as dividends on Class A shares. The fair value of the vested RSUs as of September 30, 2026 was $29 million (December 31, 2025 – $nil). For the three and nine months ended September 30, 2026, the total expense incurred with respect to the RSU Plan was nominal.
15.    REDEEMABLE NON-CONTROLLING INTEREST
Preferred Shares Redeemable Non-Controlling Interest
As of September 30, 2026, subsidiaries of the Company have issued and outstanding certain classes of preferred shares which are outlined below:

	2026		2025
AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value	Number of Shares	Value
BUSHI Preferred Shares
BUSHI Tracking Shares	100	$954	200	$1,115
Class B senior preferred	1,621,093	41	1,621,093	41
Class B preferred	—	—	2,520,571	63
Class A preferred	5,909,372	148	5,909,372	148
BMHL Tracking Shares	100	50	100	31
BN Exchangeable Units	5,409,706	197	—	—
		$1,390		$1,398
The movement in the carrying value of the preferred shares redeemable non-controlling interest is as follows:

	Three Months Ended		Nine Months Ended
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$1,238	$1,859	$1,398	$2,103
Issuances	230	—	230	25
Distributions	(22)	(120)	(98)	(124)
Deemed settlement of Class A preferred shares as a result of 2025 Arrangement	—	—	—	(47)
Redemption of BUSHI Tracking Shares as a result of the Oaktree Acquisition	(26)	—	(26)	—
Redemption of Class B preferred shares as a result of the Oaktree Acquisition	(63)	—	(63)	—
Changes in redemption value included in net income attributable to preferred shares non-controlling interest	33	(165)	(40)	(391)
Other	—	(12)	(11)	(4)
Balance, ending	$1,390	$1,562	$1,390	$1,562
BUSHI and BMHL Tracking Shares
During the three and nine months ended September 30, 2026, BUSHI paid BN a $17 million and $80 million cash dividend, respectively, on the BUSHI Tracking Shares, BMHL paid BN a $3 million and $11 million cash dividend on the BMHL Tracking Shares, respectively, and $2 million and $7 million on the Class A Preferred Shares, respectively.
During the three months ended September 30, 2026, in connection with the Oaktree Acquisition, the third series of BUSHI Tracking Shares was redeemed for cash consideration of $26 million.

BUSHI Class B senior preferred and preferred shares
In addition to the Tracking Shares, BUSHI has also issued class B senior preferred shares and had issued class B preferred shares. The class B senior preferred shares entitle the holder to cumulative preferential cash dividends at $1.36375 per share per annum and are ranked senior to the Tracking Shares, class B preferred shares and common shares. The class B senior preferred shares are redeemable by the issuer, whose board is controlled by BN, upon the tenth anniversary of issuance at a redemption amount of $25 per share plus accrued and unpaid dividends. The class B preferred shares were redeemable at the option of both the holder and the issuer at $25 per share (the redemption amount) plus unpaid dividends. These preferred shares were non-voting and ranked junior to the BUSHI Tracking Shares and senior to common shares of the entity, and were entitled to non-cumulative cash dividends at 6.7% per annum on their redemption amount. During the three months ended September 30, 2026, in connection with the Oaktree Acquisition, all 2,520,571 outstanding BUSHI class B preferred shares were redeemed for cash consideration of $63 million. As of September 30, 2026, there were no class B preferred shares outstanding (December 31, 2025 – $63 million).
Class A preferred shares
The class A preferred shares were issued by a subsidiary of BAM to BN, are redeemable at the option of the holder and the issuer at a redemption amount of $25 per share plus accrued and unpaid dividends and these preferred shares are non-voting. As of September 30, 2026, $148 million of class A preferred shares remained outstanding (2025 – $148 million).
The Company accounts for the changes in the value of the redeemable non-controlling interest in accordance with ASC 480, Distinguishing Liabilities from Equity. The Company elects for the BUSHI Tracking Shares and class B senior preferred shares to recognize changes in the redemption value immediately as they occur and adjust the carrying amount to equal the redemption value at the end of each reporting period. Similarly, BAM recognizes changes in the redemption value of the BMHL Tracking Shares by adjusting the carrying amount to equal the redemption value at the end of each reporting period.
BN exchangeable units
In connection with the Oaktree Acquisition discussed in Note 3, “Oaktree Transaction,” a subsidiary of the Company issued BN Exchangeable Units to certain Oaktree sellers as consideration, of which $147 million was attributable to the Company’s acquisition of Oaktree, with the remaining $83 million attributable to interests held by affiliates through a subsidiary of the Company. The BN Exchangeable Units entitle holders to distributions that are economically equivalent to dividends on BN Class A Shares and are exchangeable into BN Class A Shares following the expiration of certain transfer and exchange restrictions.
The BN Exchangeable Units were initially recognized at a total fair value of $230 million and are subsequently remeasured to their redemption value at each reporting date. During the three months ended September 30, 2026, the Company recognized a $33 million adjustment to the redemption value of the BN Exchangeable Units, reflecting changes in the underlying BN Class A Share price. As of September 30, 2026, the carrying value of the BN Exchangeable Units was $197 million.
Redeemable Non-Controlling Interest in Consolidated Funds
The redeemable non-controlling interest in consolidated funds amount of $1.5 billion is made up of Class D units, Class I units, Class S units, Class CA-1, Class CA-2 and Class CA-3 (“Investor Units”), Class B-1 and Class E-1, Class B-2 and Class E-2 units in BPE, a fund consolidated by BAM. These units are held by either related parties or third parties and due to the nature and terms of the units are classified and presented as redeemable non-controlling interest in consolidated funds within the condensed consolidated balance sheets, outside of permanent equity.

	2026
AS OF SEPTEMBER 30, (MILLIONS, EXCEPT SHARE AMOUNTS)	Number of Shares	Value
BPE Redeemable Non-Controlling Interests
Class B-1 and E-1	42,714,372	$1,058
Class B-2, Class E-2 and Investor Units	15,579,457	471
		$1,529

	Three Months Ended		Nine Months Ended
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$1,442	$—	$—	$—
Amount assumed on consolidation of fund	—	—	1,357	—
Issuances	70	—	190	—
Redemptions	(19)	—	(108)	—
Contributions	—	—	30	—
Other	(6)	—	(6)	—
Changes in redemption value included in net income attributable to redeemable non-controlling interest	42	—	66	—
Balance, ending	$1,529	$—	$1,529	$—
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
Class B-1 and Class E-1 units that have been redeemed but not yet settled are reflected as due to affiliates of consolidated funds on the condensed consolidated balance sheets. From the date of consolidation March 1, 2026 to September 30, 2026, 4,473,910 Class B-1 and Class E-1 units were redeemed for an aggregate of $108 million.
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
No holders of Investor Units, Class B-2 Units or Class E-2 Units have requested redemption as of September 30, 2026.

16.    NON-CONTROLLING INTEREST
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
The movement in the carrying value of non-controlling interest is as follows:

	Three Months Ended		Nine Months Ended
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$1,079	$524	$773	$336
Net income	256	127	526	229
Contributions	468	—	509	62
2025 Arrangement	—	—	—	31
Distributions	(41)	(17)	(46)	(24)
Balance, ending	$1,762	$634	$1,762	$634
Non-Controlling Interests in Consolidated Funds
The following table sets forth a summary of changes in the non-controlling interests in consolidated funds.

	Three Months Ended		Nine Months Ended
AS OF AND FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Balance, beginning	$596	$177	$21	$—
Net income	23	6	39	20
Contributions	3	—	562	163
Deconsolidation of consolidated funds	—	(166)	—	(166)
Balance, ending	$622	$17	$622	$17
Contributions of $562 million for the nine months ended September 30, 2026, include non-controlling interests of the Spring Education co-investment holding entities that were consolidated during the nine months ended September 30, 2026 as disclosed in Note 4, “Investments”.
17. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant, and equipment primarily consist of leasehold improvements, furniture, fixtures and equipment, computer hardware and software, and other operating assets.

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Property, plant, and equipment, net	$203	$43
	$203	$43

18.    LEASES
The Company has entered into operating leases primarily related to office space and equipment, with terms expiring within one year through 2043. Lease agreements may include options to extend the leases for up to five years, as well as options to terminate the leases within one year. These options are considered in determining the lease term when it is reasonably certain that BAM will exercise them. The right-of-use assets balance was $232 million as of September 30, 2026 (2025 - $49 million). The operating lease liabilities balance was $252 million as of September 30, 2026 (2025 - $67 million). The increase in right-of-use assets and operating lease liabilities during the nine months ended September 30, 2026 was primarily attributable to the Oaktree Acquisition discussed in Note 3, “Oaktree Transaction”. The right-of-use assets and the operating lease liabilities are presented separately within the condensed consolidated balance sheets. As of September 30, 2026, operating lease liabilities associated with related parties totalled $26 million (2025 - $29 million).
The components of lease expenses were as follows:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025
Operating lease cost(a)	$8	$2
Less: Sublease income	—	—
Total Operating Lease Cost	$8	$2

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025
Operating lease cost(a)	$14	$5
Less: Sublease income	1	—
Total Operating Lease Cost	$13	$5

(a) Measured on a straight-line basis.
Supplemental cash flow information related to leases was as follows:

AS OF SEPTEMBER 30, 2026 (MILLIONS)	2026
Operating cash flows for operating leases	$15
Weighted average remaining lease term for operating leases (in years)	12.3
Weighted average discount rate for operating leases	5.5%
As of September 30, 2026, maturities of operating lease liabilities were as follows:

2026(a)	$(15)
2027	27
2028	36
2029	31
2030	30
2031	28
Thereafter	222
Total lease payments	359
Less: imputed interest	(107)
Present value of operating lease liabilities	$252
(a) The negative amount for the remaining undiscounted payments of 2026 reflects tenant improvement allowance reimbursements in excess of contractual lease payments during the period.
As of September 30, 2026, there were no finance leases outstanding.

19.    GOODWILL AND INTANGIBLE ASSETS, NET
BAM's intangible assets consist primarily of acquired contractual rights to earn future fee income, including management and advisory fees, and customer relationships, which have a weighted-average amortization period of 13 years as well as indefinite life intangible assets. The Company tests indefinite life intangible assets for impairment at the asset level.
Amortization of finite-lived intangible assets held was $54 million (2025 – $7 million) and $68 million (2025 – $14 million) for the three and nine months ended September 30, 2026, respectively and is recorded within general, administrative and other in the condensed consolidated statements of operations.
Intangible assets, net consists of the following:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Gross intangible assets	$6,211	$362
Accumulated amortization and impairment	(192)	(128)
Intangible assets, net	$6,019	$234
Changes in intangible assets, net consists of the following:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)
	2026	2025
Balance, beginning of period	$234	$38
2025 Arrangement	—	215
Oaktree Acquisition	5,830	—
Additions	23	—
Amortization	(68)	(20)
Other	—	1
Balance, end of period	$6,019	$234
The carrying value of goodwill was $1.9 billion as of September 30, 2026 (2025 – $236 million). Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination. In accordance with ASC 350 Intangibles — Goodwill and Other, management reviews its goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and considers factors including, but not limited to, expected cash flows from its interest in future management fees and the ability to raise new funds.
During the three months ended September 30, 2026, the Company recognized a goodwill impairment charge of $140 million related to the Public Securities Group (“PSG”) reporting unit within the Credit segment. The impairment resulted from changes in the organizational structure and expected future operations of the reporting unit, which reduced the future cash flows attributable to PSG and the estimated fair value of the reporting unit. The fair value assessment reflected the expected cash flows attributable to the reporting unit following the organizational changes, together with estimated realizable values of its remaining business activities.

Goodwill, net of accumulated impairment consists of the following:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Gross goodwill	$2,036	$264
Accumulated impairment	(168)	(28)
Goodwill	$1,868	$236
The following table summarizes the carrying value of the Company's goodwill:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Balance, beginning of period	$236	$251
Oaktree Acquisition	1,771	—
Impairment	(140)	(15)
Other	1	—
Balance, end of period	$1,868	$236

20. CASH AND CASH EQUIVALENTS
The balances in cash and cash equivalents are reflected below:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Cash	$570	$402
Cash equivalents	87	1,181
	$657	$1,583
The carrying value of cash and cash equivalents approximates their fair value and include amounts held on deposit with BN of $nil (2025 – $1.1 billion).
21.    RELATED PARTY TRANSACTIONS
In the normal course of business, BAM enters into transactions and derives substantially all of its revenue from the provision of asset management services to affiliates and related parties. During the three and nine months ended September 30, 2026, the Company recorded revenues of $2.1 billion (2025 – $1.2 billion) and $5.2 billion (2025 – $3.4 billion) respectively, with affiliates and related parties on its condensed consolidated statements of operations.
BAM also has investment management agreements with the funds that it manages. In accordance with these agreements, these funds may bear certain operating costs and expenses which are initially paid by BAM and subsequently reimbursed by the funds.
As outlined in the Relationship Agreement, BN is responsible for costs associated with certain share-based awards for certain employees, some of which are subject to revaluation at each balance sheet date, and will also bear the cost of the employee entitlement to carried interest on mature funds either directly or indirectly through reimbursement to the Company. Income generated from BN under the Relationship Agreement relating to these instruments is recognized as other revenues in the condensed consolidated statements of operations on a gross basis as the instruments vest or are incurred. During the three and nine months ended September 30, 2026, BAM recognized recoveries of $17 million (2025 – $69 million recharge) and recharges of $252 million (2025 – $233 million), respectively, in the condensed consolidated statements of operations in other revenues under this arrangement.

Due from affiliates and due to affiliates consisted of the following:

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
Due from affiliates
Operating and loan receivables	$2,827	$1,669
Receivables from affiliates related to share and cash-based compensation	1,088	1,611
	$3,915	$3,280

Due to affiliates
Operating and loan payables	$702	$682
Payables to affiliates related to share and cash-based compensation	37	38
	$739	$720
Due from affiliates
Due from affiliates of $3.9 billion (2025 – $3.3 billion) consists of $2.8 billion (2025 – $1.7 billion) of receivables from affiliates and related parties which are primarily comprised of base management fees and fund expense reimbursements which are earned in accordance with underlying agreements of the respective funds that BAM is the general partner of or manages.
Due from affiliates also includes deposits, working capital facilities, and other outstanding credit facilities provided in the normal course of business. Loans to affiliates are unsecured with floating rates of SOFR plus 235 basis points or a fixed interest rate of 0.9% to 4.2%. Maturities on loans to related parties range from 2026 to 2057. The loans were generally issued to finance acquisitions and fund commitments. In the normal course of business, BAM may periodically assign or transfer balances to related parties.
During the nine months ended September 30, 2026, BAM placed a $250 million cash deposit with BN as part of the Oaktree Acquisition, with the corresponding receivable from BN recorded in due from affiliates. As of September 30, 2026, the due from affiliates balance attributable to the deposit with BN is $315 million (2025 – $nil).
The remaining $1.1 billion (2025 – $1.6 billion) represents receivables from affiliates related to share and cash-based compensation.
Due to affiliates
Due to affiliates of $739 million (2025 – $720 million) consists of operating and loan payables to affiliates and related parties and payables to affiliates related to share and cash-based compensation. Operating payables are for services received in the normal course of business. The payables to affiliates related to share and cash-based compensation relate to certain adjustments to share and cash-based compensation amounts under the Relationship Agreement as described above.
For the three and nine months ended September 30, 2026 the Company recognized tax attributes purchased from a related party of $38 million (2025 – $37 million) and $85 million (2025 – $106 million), respectively.
During the nine months ended September 30, 2026 BAM established an $850 million senior secured revolving warehouse facility with a related party that matures on June 29, 2029 and bears interest at SOFR plus 125 basis points. The facility can be drawn on to fund short term warehousing needs of the Company. During the three and nine months ended September 30, 2026, a subsidiary of BAM drew $338 million and $438 million, respectively, under the facility to fund temporary warehousing obligations. As of September 30, 2026, $372 million remained outstanding under the facility.
Due to affiliates of consolidated funds
Due to affiliates of consolidated funds of $39 million (2025 - $nil) represents amounts owed to other affiliated funds in connection with BPE's participation in their investments, where such investments have been funded through draws on the respective funds' subscription credit facilities.
Other related party transactions
Accounts payable include amounts payable under a tax receivable agreement with Oaktree for $116 million as of September 30, 2026 (December 31, 2025 – $116 million).

BAM incurs certain facilities and technology expenses in the normal course of business that are charged by BN. These costs are included within the other operating expenses in BAM's condensed consolidated statement of operations.
During the nine months ended September 30, 2026, BAM acquired certain notes from an affiliate and subsequently transferred these notes to another affiliate for cash consideration.
In addition, BAM does business with and on behalf of certain of its affiliates and investees; all such arrangements are conducted on a negotiated basis.
22.    COMMITMENTS AND CONTINGENCIES
Commitments
On January 31, 2019, a subsidiary of the Company committed $2.8 billion to BSREP III, of which $2.0 billion has been funded as of September 30, 2026 (December 31, 2025 – $2.2 billion). The remainder of the commitment will be funded by BN.
In the normal course of business, the Company enters into contractual obligations which include commitments to provide bridge financing and other equity commitments. These other equity commitments primarily include signed investment commitments for bridging portfolio company acquisitions and limited partner commitments with third parties and funds and/or entities managed by BAM. The Company earns fees in connection with bridge financing and bears the risk associated with syndicating the commitment. As of September 30, 2026, the Company had $8.8 billion of such commitments outstanding (December 31, 2025 – $6.6 billion).
The Company established a $750 million five-year revolving credit facility on August 29, 2024 through bilateral agreements with a group of lenders. On September 5, 2025, BAM increased its revolving credit facility by $300 million to $1.1 billion. The facility is available in U.S. and Canadian dollars, where U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 80 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 80 basis points. As of September 30, 2026, the Company has drawn $nil on the $1.1 billion facility.
On November 8, 2022, a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As of September 30, 2026, the facility is undrawn.
In connection with the Oaktree Acquisition, the Company began consolidating a subordinated revolving credit facility between Oaktree and a subsidiary of BN with a commitment of $250 million. The facility was established on May 19, 2020, with borrowings bearing interest at SOFR plus 160 basis points or an alternative base rate plus 50 basis points, and matures on October 6, 2028. As of September 30, 2026, the facility is undrawn.
On October 4, 2024, Oaktree Capital Management (“OCM”), Oaktree Capital I, Oaktree Capital II and Oaktree AIF amended their revolving credit facility to extend its maturity date to October 4, 2029, with options to extend for up to two additional years. Based on OCM's current credit ratings, borrowings under the facility bear interest at term SOFR plus 1.10% per annum, with a commitment fee of 0.10% per annum on unused amounts. The facility is subject to customary financial covenants, including leverage and minimum fee-generating assets under management requirements. As of September 30, 2026, there were no outstanding borrowings under the facility.
BAM established a commercial paper program on March 3, 2026, the CP Program, under which it may issue senior unsecured short-term commercial paper notes up to a maximum aggregate amount outstanding at any time of $1.0 billion. The Company did not have any commercial paper borrowings outstanding as of September 30, 2026.

Guarantees
BAM may enter into guarantees in respect of certain co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the general partners of the respective funds, net of taxes. In the event that the general partners default on their carried interest clawback obligations, BAM will make payments under the guarantees. As of September 30, 2026 and December 31, 2025, BAM has not recognized any liabilities with respect to such guarantees as no carried interest has been paid in the relevant funds.
The Company may also enter into guarantees and indemnification arrangements on behalf of or in support of funds and related fund structures, where BAM serves as the general partner, and where the fund is able to benefit from the creditworthiness of BAM due to it being a publicly listed entity. These arrangements may be provided to assist the general partners of specific funds in securing financing or to provide capital support or other investment-related commitments, and may involve both related and third-party counterparties. These arrangements may include obligations to fund or acquire interests in investment vehicles or to indemnify counterparties for certain losses arising from the performance of underlying investments. It is expected that these guarantees are there to support the respective general partners or funds and it is not expected that they would be called upon to provide funding. In the event that the general partners, funds, or other counterparties default on their obligations, or specified conditions are met, the Company may be liable for payments under these guarantees or indemnities. As of September 30, 2026, the Company had $502 million of such guarantees outstanding (December 31, 2025 – $179 million).
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
The actual clawback liability, however, generally does not become payable until the end of a fund’s life. No liability for potential clawback obligations has been recorded associated with any of our funds as of September 30, 2026 and December 31, 2025.
Litigation
The Company may from time to time be involved in litigation and claims incidental to the conduct of its business. The Company’s businesses are also subject to extensive regulation, which may result in regulatory proceedings against the Company. As of September 30, 2026 and December 31, 2025 there was no material outstanding litigation.
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
23.    SEGMENT REPORTING
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

•Real Estate: Includes the management of our opportunistic real estate flagship fund series and secondaries strategy. In addition, we manage BPG and certain other perpetual funds focused on core plus assets and a non-traded REIT, Brookfield Real Estate Income Trust Inc.
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
Segment Revenues
Segment Revenues is a key metric analyzed by the CODM to determine the growth in recurring cash flows from our asset management business. Segment Revenues include base management fees, advisory fees, performance fees and transaction fees, but exclude incentive distributions, certain incentive fees, carried interest and revenues of consolidated funds. Effective in the third quarter of 2026, to align with the financial information reviewed by the CODM, we revised the presentation of our partner managers' results to include our share of their revenues in Segment Revenues with the corresponding expenses in Segment Expenses. Prior periods have been recast to conform to the revised presentation. See below for our reconciliation of total revenues as presented on the condensed consolidated statements of operations to Segment Revenues.

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Revenues
Total Revenues	$2,149	$1,252	$5,240	$3,423
Add: Fee revenues of equity method investments	324	455	1,295	1,223
Less: Incentive distributions	(145)	(115)	(403)	(348)
Less: Carried interest allocations(a)	(764)	(112)	(1,429)	(51)
Less: Interest and dividend revenue	(24)	(24)	(72)	(71)
Less: Interest and dividend revenue of consolidated funds	(24)	(7)	(41)	(22)
Less: Other revenues(b)	17	(13)	(139)	(186)
Less: Costs recovered from affiliates(c)	(71)	(121)	(239)	(250)
Total Segment Revenues	$1,462	$1,315	$4,212	$3,718

(a) This adjustment removes the impact of both unrealized and realized carried interest allocations.
(b) This adjustment removes other revenues earned that are non-cash in nature, which include certain cost recoveries and reimbursements from affiliates.
(c) This adjustment removes the impact of compensation costs that will be borne by affiliates.

Segment Expenses
Segment Expenses reflect direct costs associated with earning Segment Revenues, which include compensation and benefits, facilities, technology, professional fees and travel and other operating expenses. Expenses such as depreciation and amortization, taxes, interest expense, mark-to-market gains (losses), transaction related costs, non-recurring gains (losses), deferred compensation, and expenses of consolidated funds are not reflective of segment performance and are therefore excluded from Segment Expenses. In addition, effective in the third quarter of 2026, we revised the presentation of our partner managers' results to include our share of segment related expenditures of our partner managers. See below for our reconciliation of total expenses as presented on the condensed consolidated statements of operations to Segment Expenses.

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Expenses
Total Expenses	$915	$495	$2,307	$1,554
Add: Expenses of equity method investments(a)	235	300	915	857
Less: Costs recovered from affiliates(b)	(71)	(121)	(239)	(250)
Less: Total carried interest allocation (compensation) recovery(c)	(87)	20	(349)	(142)
Less: Interest expense	(58)	(20)	(148)	(54)
Less: Other costs(d)	(119)	(18)	(161)	(33)
Less: Interest expense of consolidated funds	(25)	(6)	(42)	(22)
Total Segment Expenses	$790	$650	$2,283	$1,910

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
Total Segment Expenses are comprised of the following major categories:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Total segment compensation and benefits	$560	$450	$1,586	$1,355
Total segment facilities, technology and professional fees	117	86	334	273
Total segment travel and other operating expenses	113	114	363	282
Total Segment Expenses	$790	$650	$2,283	$1,910

Segment Earnings
Segment Earnings are computed as Segment Revenues less Segment Expenses and are used to provide additional insight into the operating profitability of our asset management activities. These earnings are recurring in nature and not based on future realization events.
The following tables present the financial data for the Company’s five segments for the three and nine months ended September 30, 2026 and 2025:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$268	$179	$170	$283	$562	$1,462
Segment Expenses
Compensation and benefits	(78)	(52)	(86)	(123)	(221)	(560)
Facilities, technology and professional fees	(20)	(13)	(18)	(27)	(39)	(117)
Travel and other operating expenses(a)	(20)	(12)	(7)	(12)	(62)	(113)
Segment Earnings	$150	$102	$59	$121	$240	$672

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$255	$198	$108	$254	$500	$1,315
Segment Expenses
Compensation and benefits	(61)	(44)	(58)	(85)	(202)	(450)
Facilities, technology and professional fees	(10)	(10)	(12)	(19)	(35)	(86)
Travel and other operating expenses(a)	(11)	(9)	(8)	(11)	(75)	(114)
Segment Earnings	$173	$135	$30	$139	$188	$665

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$808	$539	$419	$792	$1,654	$4,212
Segment Expenses
Compensation and benefits	(225)	(156)	(218)	(320)	(667)	(1,586)
Facilities, technology and professional fees	(57)	(32)	(46)	(72)	(127)	(334)
Travel and other operating expenses(a)	(45)	(33)	(23)	(33)	(229)	(363)
Segment Earnings	$481	$318	$132	$367	$631	$1,929

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total Segments
Segment Revenues	$717	$494	$321	$829	$1,357	$3,718
Segment Expenses
Compensation and benefits	(185)	(123)	(172)	(274)	(601)	(1,355)
Facilities, technology and professional fees	(38)	(22)	(42)	(60)	(111)	(273)
Travel and other operating expenses(a)	(29)	(23)	(21)	(31)	(178)	(282)
Segment Earnings	$465	$326	$86	$464	$467	$1,808

(a) Travel and other operating expenses include travel, sales commissions, insurance, marketing and conferences, and general and administrative costs; none of which individually is 10% or more of total Segment Expenses.

See below for our reconciliation of income before taxes as presented on the condensed consolidated statements of operations to Segment Earnings:

	Three Months Ended		Nine Months Ended
FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	2026	2025
Income before taxes	$3,330	$770	$5,360	$2,011
Depreciation and amortization(a)	66	30	106	44
Carried interest allocations, net of carried interest allocation compensation(b)	(677)	(132)	(1,080)	91
Other income and expenses, net of other costs and non-asset management related items(c)	(1,688)	96	(1,667)	217
Other income, net of consolidated funds	(94)	(10)	(175)	(37)
Interest expense	58	20	148	54
Interest expense of consolidated funds	25	6	42	22
Interest and dividend revenue	(24)	(24)	(72)	(71)
Interest and dividend revenue of consolidated funds	(24)	(7)	(41)	(22)
Other revenues(d)	17	(14)	(139)	(170)
Share of income from equity method investments(e)	(261)	(110)	(530)	(349)
Segment Earnings from equity method investments(e)	89	155	380	366
Incentive distributions	(145)	(115)	(403)	(348)
Total Segment Earnings	$672	$665	$1,929	$1,808

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
(e) These adjustments remove our share of income from equity method investments, included in items (a) to (d) above and include our share of Segment Earnings from equity method investments.
24.    SUBSEQUENT EVENTS
Quarterly Dividend
On November 5, 2026, the board of directors of BAM declared a quarterly dividend of $0.5025 per share, payable on December 31, 2026 to shareholders of record as of the close of business on November 30, 2026.
Commercial Paper Issuances
Subsequent to quarter-end, BAM issued $275 million of senior unsecured commercial paper under its $1.0 billion commercial paper program in the normal course of business. The notes bear interest at a weighted-average rate of 4.33% and mature in November 2026.
Acquisition of LXP Industrial Trust
On October 29, 2026, Brookfield, through Brookfield Real Estate Value Add Logistics Venture (“BREVA-L”), a newly established fund that will be consolidated by the Company, together with Brookfield-sponsored investment vehicles and Canada Pension Plan Investment Board (“CPP Investments”), completed the acquisition of LXP Industrial Trust (“LXP”), a U.S. industrial real estate investment trust, for approximately $5.2 billion, including debt and preferred equity. The acquisition was completed through a joint venture owned 50.5% by BREVA-L and Brookfield-sponsored investment vehicles and 49.5% by CPP Investments.

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
We provide a highly diversified suite of alternative investment strategies to our clients and are constantly seeking to innovate new strategies to meet their needs. We have 60 unique active strategies that span a wide range of risk-adjusted returns, including opportunistic, value-add, core, super-core, and credit. We evaluate the performance of these product offerings and our investment strategies using a number of non-GAAP measures, including Fee-Bearing Capital, Fee Revenues, Fee-Related Earnings and Distributable Earnings.
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
In terms of economic conditions in the U.S., real GDP is estimated to have grown by 3.6% for the quarter ended September 30, 2026, compared to an increase of 2.2% for the quarter ended June 30, 2026. The U.S. inflation rate increased to 3.7% as of September 30, 2026. The U.S. unemployment rate remained unchanged at 4.2% in September 2026 compared to June 2026, according to data from the U.S. Bureau of Labor Statistics. As of October 2026, the International Monetary Fund estimated that the U.S. economy will remain flat at a growth rate of 2.3% in 2026 and 2.3% in 2027 compared to 2.3% in 2025, on account of the solid consumer demand and continued AI related investments neutralizing the impact of geopolitical tensions.
The U.S. Federal Reserve raised the Federal Funds target range to 3.75%–4.00% in September 2026, the first rate hike following a series of rate cuts in late 2025. The Federal Open Market Committee acknowledged that inflation remains above its 2% objective, and would require some further monetary tightening to bring inflation closer to target levels given ongoing supply-side pressures, particularly from higher energy prices. The September Summary of Economic Projections nudged the median 2026 GDP growth forecast back up and raised inflation projections again, while the Fed lifted rates, reinforcing its data-dependent, inflation-focused stance. The Fed continues to indicate that future policy decisions will depend on incoming economic data and evolving risks to both inflation and growth. During the quarter ended September 30, 2026, the 10-year government bond yields increased 0.82% in the United States.
Outside the U.S., GDP growth in the Eurozone is expected to be robust over the third quarter of 2026, as uncertainty recedes, confidence improves and the energy supply shock stemming from the Middle East conflict is assumed to gradually ease. At its September meeting, the European Central Bank raised its three key policy rates by 25 basis points, bringing the deposit facility rate to 2.50%, in response to increased and persistent inflationary pressures stemming from the conflict in the Middle East. In China, real GDP increased to 4.5% for the quarter ended September 30, 2026, up from 4.3% in the second quarter of 2026, as production, supply and foreign trade momentum grew. The 1-year prime rate set by the People's Bank of China was 3.00% as of September 30, 2026, unchanged from June 30, 2026.
For the quarter ended September 30, 2026, the S&P 500 was up by 2.03%, the MSCI Europe Index was down by 1.33%, the MSCI Asia Index was up 0.91%, and the MSCI World Index increased by 1.60%. During the quarter ended September 30, 2026, U.S. investment grade corporate bond spreads widened by 8 basis points, and the high yield credit spreads widened by 37 basis points.
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

As of September 30, 2026	Size ($ billions)		Personnel (approx.)
Platform	AUM	Fee-Bearing Capital[2]	Investment and asset management professionals[1]	Operating employees

Infrastructure One of the world’s largest investment managers in infrastructure	$267	$113	~230	~64,000

Products: Infrastructure Core Plus; Infrastructure Structured Solutions; Artificial Intelligence Infrastructure; Brookfield Infrastructure Partners; Perpetual Super-Core Infrastructure; Infrastructure Income Fund

Energy One of the largest investors in energy investments	$155	$71	~175	~20,100

Products: Global Transition; Catalytic Transition; Brookfield Renewable Partners

Private Equity One of the best long-term track records for investing in private equity	$166	$53	~260	~136,900

Products: Opportunistic Private Equity; Special Investments; Venture Secondaries; Regional Private Equity; Thematic Private Equity; Brookfield Business Corporation; Brookfield Private Equity

Real Estate One of the world’s largest investment managers in real estate	$280	$104	~2,150	~23,900

Products: Real Estate Opportunistic; Real Estate Secondaries; Brookfield Property Group; Perpetual Core Plus Real Estate; Brookfield REIT

Credit One of the world’s largest and most experienced credit managers	$426	$341	~1,800	~4,900

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
2. Beginning in the quarter ended September 30, 2026, BAM revised its Fee-Bearing Capital presentation which include Fee-Bearing Capital associated with assets for which its partner managers receive servicing fees, in order to better align the presentation of Fee-Bearing Capital with Fee-Revenues. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Financial and Operating Measures”, in this report.

Infrastructure
Overview
•We are one of the world’s largest investment managers in infrastructure, with $267 billion of AUM and $113 billion of Fee-Bearing Capital as of September 30, 2026.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Infrastructure Partners L.P. (“BIP”), one of the largest, pure-play, publicly traded global infrastructure platforms, which is listed on the NYSE and TSX and had a market capitalization of $27.7 billion as of September 30, 2026.
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

Energy
Overview
•We are one of the largest investors in energy investments, with $155 billion of AUM and $71 billion of Fee-Bearing Capital as of September 30, 2026.
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
Permanent Capital Vehicles and Perpetual Strategies
•We also manage Brookfield Renewable Partners L.P. (“BEP”), one of the world’s largest publicly traded renewable power platforms, which is listed on the NYSE and TSX and had a market capitalization of over $19.2 billion as of September 30, 2026.
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
Private Equity
Overview
•We have one of the best long-term track records for investing in private equity with $166 billion of AUM and $53 billion of Fee-Bearing Capital as of September 30, 2026.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage Brookfield Business Corporation (“BBUC”), which is a publicly traded global business services and industrials company focused on owning and operating high-quality providers of essential products and services. BBUC is listed on the NYSE and TSX and had a market capitalization of $5.8 billion as of September 30, 2026.
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
Real Estate
Overview
•We are one of the world’s largest investment managers in real estate, with over $280 billion of AUM and $104 billion of Fee-Bearing Capital as of September 30, 2026.
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
Permanent Capital Vehicles and Perpetual Strategies
•We manage $20 billion of Fee-Bearing Capital in Brookfield Property Group (“BPG”) as of September 30, 2026, which we invest, on behalf of BN, directly in real estate assets. BPG owns, operates, and develops iconic properties in the world’s most dynamic markets with a global portfolio of retail, multifamily, logistics, office, hospitality, land and housing, triple net lease, manufactured housing, and student housing assets on five continents.
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
Credit
Overview
•We are one of the world’s largest and most experienced credit managers, with $426 billion of AUM and $341 billion of Fee-Bearing Capital as of September 30, 2026.
•We seek to provide flexible, specialized capital solutions to borrowers and delivering attractive risk-adjusted returns to our clients across a range of debt strategies.
•Following completion of the Oaktree Acquisition on July 31, 2026, our credit platform includes Oaktree, one of the world's premier credit investors. We have approximately 1,800 investment and asset management professionals globally that are focused on our credit strategies. These professionals invest across a broad spectrum of credit strategies, combining capabilities we have built organically with those of the leading credit managers with whom we partner. Our partner managers where we have significant non-controlling ownership stakes include:
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

Review of Financial Results
Income Statement Analysis
Condensed Consolidated Statements of Operations
The following table summarizes the condensed consolidated statements of operations for BAM for the three and nine months ended September 30, 2026 and 2025:

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		2026 vs. 2025		Nine Months Ended		2026 vs. 2025
	2026	2025	$	%	2026	2025	$	%
Revenues
Base management and advisory fees	$1,092	$859	$233	27%	$2,871	$2,511	$360	14%
Incentive fees	191	115	76	66%	449	348	101	29%
Investment income
Carried interest allocations
Realized	160	—	160	NM	176	—	176	NM
Unrealized	604	112	492	NM	1,253	51	1,202	NM
Total investment income	764	112	652	NM	1,429	51	1,378	NM
Interest and dividend revenue	24	24	—	—%	72	71	1	1%
Interest and dividend revenue of consolidated funds	24	7	17	NM	41	22	19	86%
Other revenues	54	135	(81)	(60)%	378	420	(42)	(10)%
Total revenues	2,149	1,252	897	72%	5,240	3,423	1,817	53%
Expenses
Compensation, operating, and general and administrative expenses
Compensation and benefits	(513)	(379)	(134)	35%	(1,273)	(1,042)	(231)	22%
Other operating expenses	(157)	(87)	(70)	80%	(373)	(247)	(126)	51%
General, administrative and other	(75)	(23)	(52)	226%	(122)	(47)	(75)	160%
Total compensation, operating, and general and administrative expenses	(745)	(489)	(256)	52%	(1,768)	(1,336)	(432)	32%
Carried interest allocation (compensation) recovery
Realized	(37)	(26)	(11)	42%	(66)	(76)	10	(13)%
Unrealized	(50)	46	(96)	NM	(283)	(66)	(217)	NM
Total carried interest allocation (compensation) recovery	(87)	20	(107)	NM	(349)	(142)	(207)	146%
Interest expense	(58)	(20)	(38)	NM	(148)	(54)	(94)	NM
Interest expense of consolidated funds	(25)	(6)	(19)	NM	(42)	(22)	(20)	91%
Total expenses	(915)	(495)	(420)	85%	(2,307)	(1,554)	(753)	48%
Other income (expenses), net	1,741	(107)	1,848	NM	1,722	(244)	1,966	NM
Share of income from equity method investments	261	110	151	NM	530	349	181	52%
Other income, net of consolidated funds	94	10	84	NM	175	37	138	NM
Income before taxes	3,330	770	2,560	NM	5,360	2,011	3,349	167%
Income tax expense	(331)	(78)	(253)	NM	(603)	(228)	(375)	164%
Net income	$2,999	$692	$2,307	333%	$4,757	$1,783	$2,974	167%
Net (income) loss attributable to:
Preferred shares redeemable non-controlling interest	$(33)	$165	$(198)	NM	$40	$391	$(351)	(90)%
Redeemable non-controlling interest in consolidated funds	(42)	—	(42)	NM	(66)	—	(66)	NM
Non-controlling interest in consolidated entities	(256)	(127)	(129)	NM	(526)	(229)	(297)	NM
Non-controlling interests in consolidated funds	(23)	(6)	(17)	NM	(39)	(20)	(19)	95%
Net income attributable to the common stockholders	$2,645	$724	$1,921	265%	$4,166	$1,925	$2,241	116%

BAM primarily generates revenue from fees earned pursuant to contractual arrangements with funds, publicly traded vehicles, and investors, as well as transaction and advisory fees. These fees include base management fees, incentive fees, and certain advisory fees. Base management fees are long-term, recurring in nature, and correspond to fundraising activity, NAVs of certain of our funds, and market capitalizations of our publicly traded vehicles, specifically BIP, BEP and BBUC. Incentive fees are incentive payments to reward the Company for meeting or exceeding certain performance thresholds of managed entities, as determined by the terms of the underlying arrangements. These include BBUC performance fees earned above a high watermark, income-based incentive fees earned from certain managed funds and investment vehicles, including business development companies, and other performance-based fees that may be subject to contractual hurdles or performance thresholds and may be subject to clawback provisions. Incentive fees also include incentive distributions which are performance fees earned from BIP and BEP for exceeding predetermined distribution thresholds, are long-term, and are not subject to clawback.
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
For the three months ended September 30, 2026 and 2025
Net income for the three months ended September 30, 2026 was $3.0 billion, of which $2.6 billion was attributable to common stockholders. This compares to net income of $692 million for the three months ended September 30, 2025, of which $724 million was attributable to common stockholders.
Revenues
Revenues for the three months ended September 30, 2026 were $2.1 billion, which represents an increase of $897 million or 72% compared to $1.3 billion of revenue for the three months ended September 30, 2025.
Base Management and Advisory Fees
Base management and advisory fees for the three months ended September 30, 2026 were $1.1 billion, which represents an increase of $233 million or 27% compared to the three months ended September 30, 2025. Management fee revenue increased by $33 million due to net inflows from BWS, $28 million attributable to inflows and NAV increases from our infrastructure and energy perpetual strategies and $14 million from higher trading prices of BIP, BEP, and BBUC. In addition, base management and advisory fees increased due to the inclusion of Oaktree's revenues of $227 million due to the completion of the Oaktree Acquisition in the period. The remaining increase was attributable to fundraising and capital deployments across various long-term private funds and complementary strategies. These increases were partially offset by $46 million in lower catch-up fees compared to the prior period from the second vintage of our global transition flagship fund and realizations within earlier vintages of our flagship infrastructure funds, as well as the reclassification of certain performance fees to incentive fees.
Incentive Fees
Incentive fees for the three months ended September 30, 2026, were $191 million, an increase of $76 million or 66% from the three months ended September 30, 2025. The increase was primarily attributable to the reclassification of certain performance fees from base management and advisory fees to incentive fees, as well as $12 million resulting from increases in BEP and BIP's quarterly distributions of 5% and 6% respectively, compared to the prior period.
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
Realized carried interest allocations were $160 million for the three months ended September 30, 2026, and $nil for the three months ended September 30, 2025 predominantly due to dispositions within the sixth vintage of our private equity flagship fund and certain complementary private equity and credit fund strategies.
The unrealized carried interest allocations of $604 million for the three months ended September 30, 2026 represents an increase of $492 million compared to the three months ended September 30, 2025. This increase is due to changes in fund valuations associated with the first and second vintages of our global transition flagship fund for $386 million, $30 million of credit funds and $15 million in the sixth vintage of our private equity flagship fund relative to the prior period. In addition, certain real estate other long-term funds saw increases of $30 million, and a $237 million increase related to unrealized carried interest losses recognized in the prior period on earlier vintages of our flagship real estate funds. This was partially offset by $146 million in lower unrealized carried interest generated in various private equity fund strategies and $51 million in lower unrealized carried interest generated in the fifth vintage of our Infrastructure flagship fund relative to the prior period.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net (income) loss attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $494 million for the three months ended September 30, 2026, compared to $241 million for the three months ended September 30, 2025.
The following table presents the carried interest in new funds, and related performance compensation by investment strategy.

	Net New Fund Carried Interest
	2026			2025
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	Carried interest allocations[1]	Carried interest compensation	Carried interest, net	Carried interest allocations[1]	Carried interest compensation	Carried interest, net

Infrastructure	$144	$(8)	$136	$192	$(5)	$187
Energy	517	(62)	455	131	(3)	128
Private equity	30	(15)	15	36	—	36
Real estate	20	(5)	15	2	(1)	1
Credit	30	(18)	12	—	—	—
	$741	$(108)	$633	$361	$(9)	$352
1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

The following table presents the change in accrued carried interest in new funds by investment strategy for the three months ended September 30, 2026.

	June 30, 2026	Activity during the period			September 30, 2026
AS OF (MILLIONS)	Accrued carried interest allocations	Oaktree Acquisition	Unrealized	Realized	Accrued carried interest allocations

Infrastructure	$689	$—	$144	$—	$833
Energy	933	—	517	—	1,450
Private equity	678	—	30	(119)	589
Real estate	113	—	20	—	133
Credit	—	312	30	—	342
	$2,413	$312	$741	$(119)	$3,347

Interest and Dividend Revenue
Interest and dividend revenue for the three months ended September 30, 2026 was $24 million, consistent with the three months ended September 30, 2025 of $24 million. Interest and dividend revenue is primarily earned from interest income on our deposit with BN.
Other Revenues
Other revenues are largely comprised of recoveries from BN related to share and performance-based compensation as defined by the Services Agreement and fund expense recharges. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. Other revenues were $54 million for the three months ended September 30, 2026, a decrease of $81 million compared to the three months ended September 30, 2025. The decrease was primarily attributable to lower recoveries of $95 million related to share and performance-based compensation due to a lower trading price of BAM Class A Shares in the period and lower recoveries related to carried interest compensation.
Expenses
Total expenses for the three months ended September 30, 2026 were $915 million, an increase of $420 million or 85% compared to the three months ended September 30, 2025.
Compensation and Benefits
Compensation and benefits for the three months ended September 30, 2026 was $513 million, which represents an increase of $134 million compared to the three months ended September 30, 2025. This increase was primarily attributable to the inclusion of Oaktree’s compensation expenses of $130 million following the completion of the Oaktree Acquisition, in addition to higher compensation costs of $46 million from the ongoing growth of our business. This was partially offset by a $43 million decrease in share-based compensation related to our share and performance-based awards due to a lower trading price of BAM Class A Shares during the period.
Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses for the three months ended September 30, 2026 were $157 million, which represents an increase of $70 million compared to the three months ended September 30, 2025. This increase was driven by higher operating costs from our growing business and $43 million of additional operating expenses recognized following the completion of the Oaktree Acquisition in the period.
Carried Interest Allocation (Compensation) Recovery
Compensation expenses related to carried interest allocation compensation was $87 million for the three months ended September 30, 2026, which represents a change of $107 million compared to the three months ended September 30, 2025. This was primarily driven by higher relative valuations across certain Real Estate, Energy, and Credit funds compared to the prior period. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $108 million during the three months ended September 30, 2026.
Interest Expense
Interest expense for three months ended September 30, 2026 was $58 million, which represents an increase of $38 million compared to the three months ended September 30, 2025. This was primarily driven by BAM's incremental debt offerings relative to the prior period and additional interest expense following the completion of the Oaktree Acquisition in the period.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for the three months ended September 30, 2026 was $25 million, which was primarily driven by borrowings of OLAF, BSI II, BMEP and BREVA-H in which BAM holds a sufficient interest to require the consolidation of the funds.

Other Income (Expenses), net
Other income for the three months ended September 30, 2026 was $1.7 billion, compared to other expenses of $107 million in the prior period. This gross increase of $1.8 billion was driven by a $2.0 billion gain following the completion of the Oaktree Acquisition due to the remeasurement of our previously held 74% interest in Oaktree from $3.9 billion to its acquisition-date fair value of $5.9 billion. Unrealized mark-to-market movements on partner manager puts and calls compared to the prior period also contributed to the increase. Additionally the mark-to-market loss of $4 million on our investment in BSREP III during the three months ended September 30, 2026 decreased compared to $74 million during the three months ended September 30, 2025. This increase was partially offset by the impairment of $140 million of goodwill within certain operating groups as a result of the integration of Oaktree.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the three months ended September 30, 2026 was $94 million compared to $10 million in the prior period. BAM holds a sufficient interest to require the consolidation of OLAF, BPE, BMEP, BSI II, and BREVA-H. The increase is mainly driven by the fair value changes of investments held by BPE and BMEP which were newly consolidated funds in Q1 2026 and therefore not consolidated in the comparative period.
Share of Income from Equity Method Investments
Our share of income from equity method investments for the three months ended September 30, 2026 was $261 million compared to $110 million in the prior period, an increase of $151 million. The increase was driven by higher earnings from Castlelake of $16 million and $18 million higher earnings from Pinegrove Fund and Pinegrove Ventures. Additionally, an approximate $88 million gain on the disposition of Oaktree corporate investments to BWS as part of the Oaktree Acquisition was recognized in share of income from equity method investments in the period.
Income Tax Expense
Income tax expense was $331 million for the three months ended September 30, 2026, which represents an increase of $253 million compared to the three months ended September 30, 2025. The increase in income tax expense was predominantly driven by a higher taxable income compared to the prior period.
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
Net income attributable to preferred redeemable non-controlling interest was $33 million for the three months ended September 30, 2026 primarily due to carried interest earned on mature funds within our credit and infrastructure strategies partially offset by losses in valuations for certain mature real estate funds.
Net Income Attributable to Redeemable Non-Controlling Interest in Consolidated Funds
Net income attributable to redeemable non-controlling interest in consolidated funds reflects net income or loss generated by the respective fund that is allocated to non-controlling interest based on the substantive contractual terms of the funds governing agreements that specify the allocation of income or loss, such as fees allocable to BAM. Net income attributable to redeemable non-controlling interest in consolidated funds of $42 million for the three months ended September 30, 2026 was driven by units held in BPE by BN, BBUC, BWS and third parties during the period.
Net Income Attributable to Non-Controlling Interest in Consolidated Entities
Net income attributable to non-controlling interest in consolidated entities was $256 million for the three months ended September 30, 2026. BAM recognizes carried interest allocations on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest allocations are attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest in Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income or losses earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds of $23 million for the three months ended September 30, 2026 was driven by fair value changes on debt and equity securities held in BPE.

For the nine months ended September 30, 2026 and 2025
Net income for the nine months ended September 30, 2026 was $4.8 billion, of which $4.2 billion was attributable to common stockholders. This compares to net income of $1.8 billion for the nine months ended September 30, 2025, of which $1.9 billion was attributable to common stockholders.
Revenues
Revenues for the nine months ended September 30, 2026 were $5.2 billion, which represents an increase of $1.8 billion or 53% compared to $3.4 billion of revenue for the nine months ended September 30, 2025.
Base Management and Advisory Fees
Base management and advisory fees for the nine months ended September 30, 2026 were $2.9 billion, which represents an increase of $360 million or 14% compared to the nine months ended September 30, 2025. Management fee revenues increase was driven by $144 million of incremental fee revenue from our listed affiliates as a result of higher share prices of BIP, BEP, and BBUC and $227 million due to the inclusion of Oaktree's revenues due to the Oaktree Acquisition. Additionally, fee revenue increased by $85 million due to net inflows from BWS, and $85 million attributable to inflows and NAV increases from our infrastructure and energy perpetual strategies. The remaining increase was attributable to fundraising and capital deployments across various other long-term private funds and complementary strategies. These increases were partially offset by $85 million in lower catch-up fees compared to the prior period from both the fifth vintage of our flagship real estate fund and the second vintage of our flagship global transition fund. Further reductions in management fees of $71 million were due to realizations within earlier vintages of our flagship real estate and infrastructure funds, as well as the reclassification of certain performance fees to incentive fees.
Incentive Fees
Incentive fees for the nine months ended September 30, 2026, were $449 million, an increase of $101 million or 29% from the nine months ended September 30, 2025. This increase was primarily attributable to the reclassification of certain performance fees from base management and advisory fees to incentive fees, as well as $37 million resulting from increases in BEP and BIP's quarterly distributions of 5% and 6% respectively, compared to the prior period.
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
Realized carried interest allocations were $176 million for the nine months ended September 30, 2026, which were predominantly due to dispositions within the sixth vintage of our private equity flagship fund and certain complementary private equity and credit fund strategies.
The unrealized carried interest allocations of $1.3 billion for the nine months ended September 30, 2026 represents an increase of $1.2 billion compared to the nine months ended September 30, 2025. This increase is due to changes in fund valuations associated with the first and second vintages of our global transition flagship fund of $681 million, the sixth vintage of our private equity flagship fund of $85 million, and $30 million in our credit strategies following the completion of the Oaktree Acquisition. In addition, certain real estate other long-term funds generated $46 million of incremental carried interest in the period. Unrealized carried interest allocations also benefitted from a $441 million reduction in the reversal of unrealized carried interest compared to the prior period in earlier vintages of our flagship real estate funds. This was partially offset by $57 million in lower unrealized carried interest generated in the fifth vintage of our Infrastructure flagship fund relative to the prior period.
Carried interest allocations generated by new funds are 66.7% attributable to BAM and 33.3% to BN. Within the condensed consolidated statements of operations, carried interest allocations are presented on a 100% basis and the portion attributable to BN is presented in net (income) loss attributable to non-controlling interest in consolidated entities. Unrealized carried interest allocations attributable to BAM were $1.0 billion for the nine months ended September 30, 2026, compared to $421 million for the nine months ended September 30, 2025.

The following table presents the carried interest in new funds, and related performance compensation by investment strategy.

	Net New Fund Carried Interest
	2026			2025
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	Carried interest allocations[1]	Carried interest compensation	Carried interest, net	Carried interest allocations[1]	Carried interest compensation	Carried interest, net

Infrastructure	$263	$(30)	$233	$311	$(9)	$302
Energy	916	(95)	821	236	(13)	223
Private equity	259	(73)	186	79	(14)	65
Real estate	64	(17)	47	5	(5)	—
Credit	30	(20)	10	—	(1)	(1)
	$1,532	$(235)	$1,297	$631	$(42)	$589
1. Carried interest generated within our partner managers in Credit is presented within the investment balance of our partner managers rather than accrued carried interest and as a result is excluded from the table above.

The following table presents the change in accrued carried interest in new funds by investment strategy for the nine months ended September 30, 2026.

	December 31, 2025	Activity during the period			September 30, 2026
AS OF (MILLIONS)	Accrued carried interest allocations[1]	Oaktree Acquisition	Unrealized	Realized	Accrued carried interest allocations

Infrastructure	$570	$—	$263	$—	$833
Energy	534	—	916	—	1,450
Private equity	463	—	259	(133)	589
Real estate	69	—	64	—	133
Credit	—	312	30	—	342
	$1,636	$312	$1,532	$(133)	$3,347

Interest and Dividend Revenue
Interest and dividend revenue for the nine months ended September 30, 2026 was $72 million, which represents an increase of $1 million compared to the nine months ended September 30, 2025. The increase in interest and dividend revenue was primarily attributable to higher interest income earned on our deposit with BN, partially offset by lower interest revenue following the sale of the GEMS investment to our consolidated fund BPE.
Other Revenues
Other revenues are largely comprised of recoveries from BN related to share and performance-based compensation as defined by the Services Agreement and fund expense recharges. Share-based and performance-based award expenses that are recoverable from BN are recognized in other revenues with the offsetting expense recognized in compensation and benefits, and carried interest allocation compensation, respectively. Other revenues were $378 million for the nine months ended September 30, 2026, a decrease of $42 million compared to the nine months ended September 30, 2025. The decrease was primarily attributable to the partial settlement of BN DSU awards during the period and lower recoveries of $17 million related to share and performance-based compensation due to a lower trading price of BAM Class A Shares in the period.
Expenses
Total expenses for the nine months ended September 30, 2026 were $2.3 billion, an increase of $753 million or 48% compared to the nine months ended September 30, 2025.
Compensation and Benefits
Compensation and benefits for the nine months ended September 30, 2026 was $1.3 billion, which represents an increase of $231 million compared to the nine months ended September 30, 2025. The increase was primarily attributable to the inclusion of Oaktree's compensation expenses of $130 million following the completion of the Oaktree Acquisition and higher compensation costs of $102 million from the ongoing growth of our business.

Other Operating Expenses
Other operating expenses are comprised of professional fees, facilities costs, as well as costs directly associated with our fundraising and investment functions. Other operating expenses for the nine months ended September 30, 2026 were $373 million, which represents an increase of $126 million compared to the nine months ended September 30, 2025. This increase was primarily driven by $43 million of incremental operating expenses recognized following the completion of the Oaktree Acquisition in the period.
Carried Interest Allocation (Compensation) Recovery
Compensation expenses related to carried interest allocation compensation was $349 million for the nine months ended September 30, 2026, which represents a change of $207 million compared to the nine months ended September 30, 2025. This was primarily driven by higher relative valuations across certain Private Equity and Infrastructure funds compared to the prior year. The carried interest compensation expense associated with mature funds is fully recoverable from BN. Carried interest compensation expense on new funds was $235 million during the period.
Interest Expense
Interest expense for nine months ended September 30, 2026 was $148 million, which represents an increase of $94 million compared to the nine months ended September 30, 2025. This was primarily driven by BAM's increased borrowings from our debt offerings relative to the prior period and additional interest expense recognized following the Oaktree Acquisition.
Interest Expense of Consolidated Funds
Interest expense of consolidated funds for the nine months ended September 30, 2026 was $42 million, which was primarily driven by borrowings of BSI II, OLAF, BMEP and BREVA-H in which BAM holds a sufficient interest to require the consolidation of the funds.
Other Income (Expenses), net
Other income for the nine months ended September 30, 2026 was $1.7 billion, compared to other expenses of $244 million in the prior period. This gross increase of $2.0 billion was driven by a $2.0 billion gain following the completion of the Oaktree Acquisition due to the remeasurement of our previously held 74% interest in Oaktree from $3.9 billion to its acquisition-date fair value of $5.9 billion. Unrealized mark-to-market movements on partner manager puts and calls compared to the prior period also contributed to the increase. Additionally, the mark-to market loss on our BSREP III investment of $31 million during the nine months ended September 30, 2026 decreased compared to a loss of $152 million during the nine months ended September 30, 2025. This increase was partially offset by the impairment of $140 million of goodwill within certain operating groups as a result of the integration of Oaktree.
Other Income, net of Consolidated Funds
Other income, net of consolidated funds for the nine months ended September 30, 2026 was $175 million compared to $37 million in the prior period. BAM holds a sufficient interest to require the consolidation of OLAF, BPE, BMEP, BSI II, and BREVA-H. The increase is mainly driven by the fair value changes of investments held by BPE and BMEP which were newly consolidated funds in Q1 2026 and therefore were not consolidated in the comparative period.
Share of Income from Equity Method Investments
Our share of income from equity method investments was $530 million compared to $349 million in the prior period, an increase of $181 million. The increase was driven by higher earnings from Castlelake of $35 million, $33 million higher earnings from Pinegrove Fund and Pinegrove Ventures, and $23 million of earnings from U.S. Manufactured Housing following its acquisition during the period. Additionally, an $88 million gain on the disposition of Oaktree corporate investments to BWS as part of the Oaktree Acquisition was recognized in share of income from equity method investments in the period. This was partially offset by two fewer months of Oaktree share of income pickup once Oaktree was derecognized as an equity method investment on July 31, 2026 due to the Oaktree Acquisition.
Income Tax Expense
Income tax expense was $603 million for the nine months ended September 30, 2026, which represents an increase of $375 million compared to the nine months ended September 30, 2025. The increase in income tax expense was predominantly driven by a higher taxable income compared to the prior period.
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

Net loss attributable to preferred redeemable non-controlling interest was $40 million for the nine months ended September 30, 2026 primarily due losses in valuations for certain mature real estate funds and a $33 million adjustment to the redemption value of the BN Exchangeable Units which reflects changes in the underlying BN Class A Share price, partially offset by carried interest earned in our credit and infrastructure strategies.
Net Income Attributable to Redeemable Non-Controlling Interest in Consolidated Funds
Net income attributable to redeemable non-controlling interest in consolidated funds reflects net income or loss generated by the respective fund that is allocated to non-controlling interest based on the substantive contractual terms of the funds governing agreements that specify the allocation of income or loss, such as fees allocable to BAM. Net income attributable to redeemable non-controlling interest in consolidated funds was $66 million for the nine months ended September 30, 2026.
Net Income Attributable to Non-Controlling Interest in Consolidated Entities
Net income attributable to non-controlling interest in consolidated entities was $526 million for the nine months ended September 30, 2026. BAM recognizes carried interest allocations on new funds within our condensed consolidated statements of operations on a gross basis. On new funds, 33.3% of carried interest allocations are attributable to BN. This balance is primarily the carried interest generated on new funds that is attributable to BN and fluctuates depending on the carried interest generated on new funds during the period.
Net Income Attributable to Non-Controlling Interest in Consolidated Funds
For income earned by certain funds in which BAM holds a sufficient interest to require the consolidation of the funds, a portion of the income or losses earned is attributable to other parties invested in the funds. Net income attributable to non-controlling interest of consolidated funds was $39 million for the nine months ended September 30, 2026.

Balance Sheet Analysis
Condensed Consolidated Balance Sheets
The following table presents the condensed consolidated balance sheets of BAM as of September 30, 2026 and December 31, 2025:

			2026 vs. 2025
AS OF SEPTEMBER 30, AND DECEMBER 31, (MILLIONS, EXCEPT SHARE AMOUNTS)	2026	2025	$	%
Assets
Cash and cash equivalents	$657	$1,583	$(926)	(58)%
Cash of consolidated funds	31	—	31	NM
Accounts receivable and other, net	462	333	129	39%
Financial assets	499	417	82	20%
Due from affiliates	3,915	3,280	635	19%
Investments	8,859	9,795	(936)	(10)%
Investments of consolidated funds	4,365	505	3,860	NM
Property, plant and equipment, net	203	43	160	NM
Right-of-use assets	232	49	183	NM
Intangible assets, net	6,019	234	5,785	NM
Goodwill	1,868	236	1,632	NM
Deferred income tax assets	299	572	(273)	(48)%
Total assets	$27,409	$17,047	$10,362	61%
Liabilities
Accounts payable and other, net	$4,332	$2,392	$1,940	81%
Operating lease liabilities	252	67	$185	NM
Financial liabilities	678	449	229	51%
Due to affiliates	739	720	19	3%
Due to affiliates of consolidated funds	39	—	39	NM
Corporate borrowings	3,466	2,478	988	40%
Borrowings of subsidiaries	845	—	845	NM
Borrowings of consolidated funds	1,676	462	1,214	NM
Deferred income tax liabilities	653	169	484	NM
Total liabilities	12,680	6,737	5,943	88%
Commitments and contingencies
Preferred shares redeemable non-controlling interest	1,390	1,398	(8)	(1)%
Redeemable non-controlling interest in consolidated funds	1,529	—	1,529	NM
Class A, no par value, unlimited authorized, 1,638,516,273 (December 31, 2025 - 1,637,942,656) issued and 1,597,837,429 (December 31, 2025 - 1,608,492,642) outstanding as of September 30, 2026	9,165	9,153	12	—%
Class A held in treasury, no par value, 40,678,844 (December 31, 2025 - 29,450,014) shares as of September 30, 2026	(1,120)	(526)	(594)	NM
Class B, no par value, unlimited authorized, 21,280 (December 31, 2025 - 21,280) issued and outstanding as of September 30, 2026	—	—	—	NM
Additional paid-in capital	321	154	167	NM
Retained earnings (deficit)	884	(851)	1,735	NM
Accumulated other comprehensive income	176	188	(12)	(6)%
Non-controlling interest in consolidated entities	1,762	773	989	NM
Non-controlling interest in consolidated funds	622	21	601	NM
Total equity	11,810	8,912	2,898	33%
Total liabilities, redeemable non-controlling interest and equity	$27,409	$17,047	$10,362	61%

As of September 30, 2026 and December 31, 2025
Assets
Total assets were $27.4 billion as of September 30, 2026, an increase of $10.4 billion or 61% compared to December 31, 2025.
Cash and Cash Equivalents
Cash and cash equivalents were $657 million as of September 30, 2026, a decrease of $926 million from December 31, 2025. The decrease was primarily attributable to cash consideration of $1.8 billion paid for the acquisition of Oaktree, share repurchases of $586 million, distributions of $2.4 billion, and funding of working capital requirements during the nine months ended September 30, 2026. The decrease was partially offset by cash raised from BAM’s $1.0 billion debt offering, disposition of a portion of BAM's existing equity method investment in Oaktree to BWS for $842 million and $232 million of cash acquired through the completion of the Oaktree Acquisition.
Financial Assets
Financial assets of $499 million primarily consists of call options to acquire additional interests in Primary Wave, Castlelake, LCM and Angel Oak in the future and financial instruments associated with various other investments. The increase of $82 million from December 31, 2025 was largely driven by mark-to-market valuation increases on certain call options.
Due from Affiliates
Due from affiliates of $3.9 billion primarily relates to management fees earned but not collected from our managed funds, receivables for expenses paid on behalf of certain of our funds, as well as reimbursements due from BN for long-term compensation awards. The increase of $635 million from December 31, 2025 was primarily due to the $250 million cash deposit with BN as part of the Oaktree Acquisition, $245 million due from affiliates assumed related to Oaktree upon the completion of the Oaktree Acquisition, $112 million loan extended to a related party and the timing of collection of management fees and recoverable expenses from funds. This increase was partially offset by a $458 million decrease in recoveries from BN related to the partial settlement of BN DSU awards.
Investments
Investments are mainly comprised of our:
•accumulated unrealized carried interest in our mature and new funds of $1.3 billion (2025 - $197 million) and $3.3 billion (2025 - $1.6 billion), respectively;
•economic interest in Castlelake of $735 million (2025 – $720 million);
•20.0% economic interest in DoubleLine of $604 million (2025 – $nil);
•limited partnership interest in BSREP III of $578 million (2025 - $700 million);
•economic interest in Primary Wave of $427 million (2025 – $261 million);
•approximate 8% (2025 - 11%) economic interest in Pretium of $260 million (2025 - $330 million);
•49.9% economic interest in LCM of $231 million (2025 – $221 million);
•51.3% economic interest in Angel Oak of $133 million (2025 - $133 million);
•48.4% economic interest in 17Capital of $112 million (2025 – $nil); and
•limited partner interests in funds of $474 million (2025 - $368 million) including Pinegrove Fund (2026 – $330 million; 2025 – $230 million), and BGTF II (2026 – $65 million; 2025 – $36 million);
The investment in BSREP III and carried interest generated on mature funds are fully attributable to BN through their preferred shares redeemable non-controlling interest and does not impact net income attributable to common stockholders. Accrued carried interest in new funds, including current funds and open-end funds, as defined therein, is attributed to BN at 33.3%. The remaining accrued carried interest in new funds, net of associated compensation is attributable to common stockholders.
During the nine months ended September 30, 2026, investments decreased by $936 million, primarily due to the derecognition of our $4.7 billion equity method investment in Oaktree following the completion of the Oaktree Acquisition and the $246 million sale of GEMS Education and Cherry Parent, LLC to BMEP and BPE, respectively, both of which are consolidated by BAM as of September 30, 2026. The decrease was further driven by the derecognition of BAM's equity method investment in BPE of $92 million due to consolidation of the fund. These decreases were partially offset by an increase in accumulated unrealized carried interest on new funds of $1.7 billion, including $916 million from the first and second vintages of our global transition flagship funds, $342 million from credit funds following the completion of the Oaktree Acquisition, $255 million from the fifth vintage of our infrastructure flagship fund and $121 million from various private equity fund strategies, including the sixth vintage of our private equity flagship fund. Investments also increased due to the recognition of $1.2 billion of accrued carried interest in Oaktree's mature funds and $1.0 billion in Credit equity method investments as a result of the Oaktree Acquisition primarily attributable to DoubleLine and 17Capital for $604 million and $112 million, respectively, upon the completion of the Oaktree Acquisition, as well as BAM’s acquisition of an additional 9% interest in Primary Wave for $125 million.
Investments of Consolidated Funds
Investments of consolidated funds represents investments held in BPE, OLAF, BMEP, BSI II and BREVA-H in which BAM holds a sufficient interest to require the consolidation of the fund. Investments in these consolidated funds are measured at fair value. The increase of $3.9 billion compared to December 31, 2025 was primarily driven by the consolidation of BPE, OLAF, BMEP and BREVA-H during the period.
Intangible Assets, Net
Intangible assets, net was $6.0 billion as of September 30, 2026, an increase of $5.8 billion from December 31, 2025, primarily attributable to the recognition of $5.8 billion of intangible assets following the completion of the Oaktree Acquisition, including closed-end customer relationships, evergreen fund management contracts, open-end fund management contracts, and the Oaktree trade name. The remaining $222 million relates to intangible assets recognized upon the completion of the 2025 Arrangement.
Goodwill
Goodwill was $1.9 billion as of September 30, 2026, an increase of $1.6 billion from December 31, 2025, primarily attributable to $1.8 billion of goodwill identified as part of the Oaktree Acquisition consisting primarily of expected synergies, assembled workforce, expanded investment capabilities and anticipated growth opportunities that can be achieved from combining the operations of BAM and Oaktree. This increase was partially offset by a $140 million impairment charge taken as part of the integration of Oaktree during the nine months ended September 30, 2026.
Liabilities
Total liabilities were $12.7 billion as of September 30, 2026, an increase of $5.9 billion or 88% compared to December 31, 2025.
Accounts Payable and Other, Net
Accounts payable and other, net primarily consists of accrued bonus compensation, performance and cash-settled share-based compensation. The increase of $1.9 billion compared to December 31, 2025 was primarily driven by the recognition of $2.0 billion of Oaktree's accounts payable and carried interest allocation compensation following the completion of the Oaktree Acquisition, partially offset by a decrease of $458 million attributable to the partial settlement of BN DSU awards.
Financial Liabilities
Financial liabilities of $678 million primarily consist of contingent consideration associated with our investment in Castlelake as well as Oaktree, and the mark-to-market of derivatives associated with put options on certain of our other partner managers. The increase of $229 million compared to December 31, 2025, was primarily attributable to the recognition of a $248 million earnout liability in connection with the Oaktree Acquisition, partially offset by the change in value of the various other options during the period.
Due to Affiliates
Due to affiliates of $739 million reflects amounts payable to related parties for share and cash-based compensation, as well as for services received in the normal course of business including operating expenses payable. The increase of $19 million or 3% relative to December 31, 2025 was due to draws on a related party facility, partially offset by the repayment of a $201 million loan with BWS that was used to fund the initial acquisition of GEMS Education.
Corporate Borrowings
Corporate borrowings of $3.5 billion as of September 30, 2026, represent the amount raised from BAM's debt offerings, net of deferred financing costs of $29 million. The increase compared to December 31, 2025 primarily reflects the current period's $1.0 billion debt offering, net of deferred financing costs.

Borrowings of Subsidiaries
Borrowings of subsidiaries of $845 million as of September 30, 2026, represent the borrowings acquired upon the completion of the Oaktree Acquisition. The increase compared to December 31, 2025 reflects the recognition of $845 million of Oaktree's borrowings following the Oaktree Acquisition. These borrowings are non-recourse to BAM.
Borrowings of Consolidated Funds
Borrowings of consolidated funds represent borrowings used to finance investments within OLAF ($963 million), BSI II ($243 million), BMEP ($232 million) and BREVA-H ($239 million) where BAM is required to consolidate the funds due to our economic interests in these funds. The increase of $1.2 billion compared to December 31, 2025 was primarily driven by the recognition of borrowings associated with OLAF following the completion of the Oaktree Acquisition, an increase in borrowings from the consolidation of BMEP and the consolidation of BREVA-H in the current period, partially offset by a decrease in borrowings of BSI II by $228 million.
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
Preferred shares redeemable non-controlling interest was broadly consistent with the prior period at $1.4 billion as of September 30, 2026. During the period there were decreases in unrealized carried interest on mature real estate flagship funds, as well as settlements of amounts owed to BN during the period, partially offset by the issuance of $230 million BN Exchangeable Units as part of the Oaktree Acquisition.
Redeemable Non-Controlling Interest in Consolidated Funds
Redeemable non-controlling interest in consolidated funds of $1.5 billion represents units held in BPE by BN, BBUC, BWS and third parties. Due to the terms of these units, they are recognized as mezzanine equity and presented separately from non-controlling interest in consolidated funds.
Non-Controlling Interest in Consolidated Entities
Non-controlling interest in consolidated entities was $1.8 billion as of September 30, 2026, an increase of $989 million compared to $773 million as of December 31, 2025. This increase was primarily due to carried interest generated across the latest vintages of our flagship funds of which 33.3% is owed to BN, $369 million related to contributions from related parties as part of the Oaktree Acquisition, non-controlling interests associated with our equity-settled share-based compensation and other non-controlling interests associated with various entities within BAM.
Non-Controlling Interest in Consolidated Funds
Non-controlling interest in consolidated funds was $622 million as of September 30, 2026, which represents the net portion of balances associated with consolidated funds that are attributable to third parties. The increase of $601 million compared to $21 million as of December 31, 2025 was primarily due to the consolidation of Spring Education within consolidated funds.
Cash Flow Statement Analysis
Review of Condensed Consolidated Statements of Cash Flows
Refer to the following table that summarizes the condensed consolidated statements of cash flows for BAM for the three and nine months ended September 30, 2026 and 2025:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Operating activities	$554	$745	$(191)	(26)%
Investing activities	(1,135)	(8)	(1,127)	NM
Financing activities	(234)	(161)	(73)	45%
Change in cash and cash equivalents	$(815)	$576	$(1,391)	(241)%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Operating activities	$1,437	$1,395	$42	3%
Investing activities	(1,386)	(263)	(1,123)	NM
Financing activities	(941)	(482)	(459)	95%
Change in cash and cash equivalents	$(890)	$650	$(1,540)	(237)%
This statement reflects activities within our condensed consolidated operations and therefore excludes activities within non-consolidated entities.
For the three months ended September 30, 2026 and 2025
Operating Activities
During the three months ended September 30, 2026, the Company's operating activities generated cash inflows of $554 million, compared to cash inflows of $745 million in the prior period. Cash flows from operating activities primarily include the receipt of base management and advisory fees, incentive fees, realized carried interest, interest and dividend revenue, and net investment activity within consolidated funds offset by the payment of operating expenses incurred in the normal course of business, including compensation, operating and general and administrative expenses, and income tax payments. Operating cash flows decreased by $191 million in the current period relative to the prior period primarily driven by higher investments made in consolidated funds and net changes in working capital. These decreases have been partially offset by higher cash generated from fee revenues.
Investing Activities
Net cash outflows from investing activities totaled $1.1 billion, compared to outflows of $8 million in the prior period. Net outflows of $1.1 billion during the three months ended September 30, 2026 were primarily attributable to the Oaktree Acquisition, our step-up in ownership of Primary Wave, warehousing short-term investments and investments related to limited partner commitments in funds managed by BAM and affiliates, and advances to related parties. These outflows were partially offset by the disposition of a portion of its existing equity method investment in Oaktree to BWS.
Financing Activities
Net cash outflows from financing activities totaled $234 million, compared to outflows of $161 million in the prior period. Net cash outflows of $234 million during the three months ended September 30, 2026 were primarily attributable to $802 million of dividend distributions, $187 million repayments of related party loans, borrowings of subsidiaries, and consolidated funds, and $149 million of distributions to and settlement of non-controlling and redeemable non-controlling interests. This is partially offset by $341 million of deposits and loans from related parties, $417 million of capital raised from non-controlling interests and contributions from parent and $130 million of debt issued by consolidated funds.
For the nine months ended September 30, 2026 and 2025
Operating Activities
During the nine months ended September 30, 2026, the Company's operating activities generated cash inflows of $1.4 billion, compared to cash inflows of $1.4 billion in the prior period. Cash flows from operating activities primarily include the receipt of base management and advisory fees, incentive fees, realized carried interest, interest and dividend revenue, and net investment activity within consolidated funds offset by the payment of operating expenses incurred in the normal course of business, including compensation, operating and general and administrative expenses, and income tax payments. Operating cash flows increased by $42 million in the current period relative to the prior period primarily driven by higher cash generated from fee revenues, net dispositions from consolidated funds, partially offset by net changes in working capital.
Investing Activities
Net cash outflows from investing activities totaled $1.4 billion, compared to outflows of $263 million in the prior period. Net outflows of $1.4 billion during the nine months ended September 30, 2026 were primarily attributable to the Oaktree Acquisition, our step-up in ownership of Primary Wave, warehousing short-term investments, investments related to limited partner commitments in funds managed by BAM and affiliates, and cash assumed on the consolidation of BPE, partially offset by warehouse amounts syndicated, and the partial disposition of our interest in Pretium. Net outflows of $263 million for the nine months ended September 30, 2025 were primarily attributable to our step-up in ownership of Oaktree, Primary Wave and participation in Castlelake's acquisition of Concora, partially offset by the disposition of our interest in Redwood Evergreen Fund LP.
Financing Activities
Net cash outflows from financing activities totaled $941 million, compared to outflows of $482 million in the prior period. Net cash outflows of $941 million during the nine months ended September 30, 2026 were primarily attributable to $2.4 billion of dividend distributions, $586 million of share repurchases, $272 million of related party loan repayments, $225 million of distributions to and settlement of non-controlling and redeemable non-controlling interests and repayment of borrowings of subsidiaries and borrowings by consolidated funds. These outflows were partially offset by inflows of $995 million from the issuance of borrowings, $996 million in deposits and loans from related parties, $519 million of capital raised from non-controlling interests and contributions from parent, $190 million of capital raised from redeemable non-controlling interest in consolidated funds and $468 million of issuance of borrowings by consolidated funds.
Key Financial and Operating Measures
BAM prepares its financial statements in conformity with U.S. GAAP. This report discloses a number of non-GAAP financial and supplemental financial measures which are utilized in monitoring our asset management business, including for performance measurement, capital allocation and valuation purposes. In addition, BAM believes that providing these performance measures is helpful to investors in assessing the overall performance of our asset management business. Effective in the third quarter of 2026, BAM has revised its presentation of Fee Revenues, a non-GAAP financial measure, presentation of expenses within Fee Related Earnings, a non-GAAP financial measure, and Fee-Bearing Capital, a supplemental financial measure. Specifically, the revised presentation will provide additional detail with respect to BAM’s partner managers by presenting BAM’s proportionate share of fee revenues and expenses attributable to such partner managers, rather than presenting BAM’s share of fee-related earnings from such partner managers on a net basis. BAM will include Fee-Bearing Capital associated with assets for which its partner managers receive servicing fees, in order to better align the presentation of Fee-Bearing Capital with Fee Revenues. We believe this enhanced presentation will provide greater transparency into the revenue and expense profile of these businesses, which have become a larger contributor to BAM’s credit business, and assist our investors in understanding and modeling BAM’s results. Prior periods presented have been recast to conform to the revised presentation.
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
Non-GAAP Measures Utilized by BAM
Fee Revenues
Fee Revenues is a key metric analyzed by management to determine the growth in recurring cash flows from our asset management business. Fee Revenues include base management fees, incentive distributions, performance fees and transaction fees, but exclude such fees from consolidated funds. Fee Revenues also include our share of Fee Revenues of the partner managers. The most directly comparable measure of Fee Revenues disclosed in the financial statements is base management and advisory fees. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Fee Revenues.
Fee-Related Earnings
Fee-Related Earnings is used to provide additional insight into the operating profitability of our asset management activities. Fee-Related Earnings are recurring in nature and not based on future realization events. Fee-Related Earnings is comprised of Fee Revenues less direct costs associated with earning those fees, which may include employee compensation and professional fees as well as business related technology costs, and other shared services costs. Fee-Related Earnings exclude revenues and expenses of consolidated funds but include our share of Fee Revenues and expenses attributable to our partner managers. The most directly comparable measure of Fee-Related Earnings disclosed in the primary financial statements is net income. See “Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Fee-Related Earnings.
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

Realized Carried Interest, Net
Realized carried interest, Net is used by management to evaluate the carried interest earned by BAM from realization events, net of the costs of earning it. It is calculated as Carried interest allocations – Realized, less amounts attributable to non-controlling interests and redeemable preferred shares in consolidated entities, less associated carried interest allocation compensation. Under U.S. GAAP, Carried interest allocations – Realized is recognized when it is realized. For non-GAAP purposes, compensation is accrued in the period the related carried interest allocation on new funds is realized, so that expense is aligned with the related revenue. Realized carried interest, Net is a component of Distributable Earnings. The most directly comparable measures disclosed in the primary financial statements are Carried interest allocations - Realized and Carried Interest Allocation Compensation - Realized. See “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of U.S. GAAP to Non-GAAP Measures” for our reconciliation of Realized carried interest, Net.
Supplemental Financial Measures Utilized by BAM
Assets Under Management
AUM refers to the total fair value of assets managed, calculated as follows:
•Investments that Brookfield, which includes BAM, BN, or their affiliates, either:
◦Consolidates for accounting purposes (generally, investments in respect of which Brookfield has a significant economic interest and unilaterally directs day-to-day operating, investing and financing activities), or
◦Does not consolidate for accounting purposes but over which Brookfield has significant influence by virtue of one or more attributes (e.g., being the largest investor in the investment, having the largest representation on the investment’s governance body, being the primary manager and/or operator of the investment, and/or having other significant influence attributes),
◦Are calculated at 100% of the total fair value of the investment taking into account its full capital structure — equity and debt — on a gross asset value basis, even if Brookfield does not own 100% of the investment, with the exception of investments held through our perpetual and liquid funds, which are calculated at their proportionate economic share of the investment’s NAV.
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
Fee-Bearing Capital
Fee-Bearing Capital represents the capital committed, pledged, or invested in our perpetual affiliates, private funds and liquid strategies that we manage which entitles us to earn Fee Revenues, as well as such capital associated with assets for which our partner managers receive servicing fees. Fee-Bearing Capital includes both called (“invested”) and uncalled (“pledged” or “committed”) amounts.
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

Fee-Bearing Capital Diversification
AS OF SEP 30, 2026 AND DEC 31, 2025 (BILLIONS)

By Business Line

$106
$67
$48
$102
$303
$113
$71
$53
$104
$341
2025
2026
Infrastructure
Energy
Private equity
Real estate
Credit

Long-term Private Funds
As of September 30, 2026, we managed approximately $314 billion of Fee-Bearing Capital across a diverse range of long-term private funds that target opportunistic (20%+, gross), value-add (15%-16%, gross), core and core plus (9%-13%, gross) returns. These funds are generally closed-end and have a long duration, typically committed for 10 years with 2 one-year extension options.
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
Permanent Capital and Perpetual Strategies
As of September 30, 2026, we managed approximately $288 billion of Fee-Bearing Capital across our permanent capital vehicles, perpetual core, and core plus private funds.
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
Liquid Strategies
As of September 30, 2026, we managed approximately $80 billion of Fee-Bearing Capital across our liquid strategies, which included capital that we manage on behalf of our publicly listed funds and separately managed accounts, with a focus on fixed income and equity securities across real estate, infrastructure, and natural resources.
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
Fee-Bearing Capital
The following tables summarize Fee-Bearing Capital as of September 30, 2026 and December 31, 2025:

AS OF (MILLIONS)	Long-term private funds	Permanent capital and perpetual strategies	Liquid strategies	Total
Infrastructure	$50,120	$62,773	$—	$112,893
Energy	39,921	30,755	—	70,676
Private equity	44,100	8,515	—	52,615
Real estate	73,756	30,446	—	104,202
Credit	105,822	155,868	79,724	341,414
September 30, 2026	$313,719	$288,357	$79,724	$681,800
December 31, 2025	$307,617	$241,818	$77,388	$626,823
The changes in Fee-Bearing Capital are set out in the following tables for the three and nine months ended September 30, 2026:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
June 30, 2026	$114,241	$74,309	$53,542	$104,190	$349,375	$695,657
Inflows	1,893	1,704	1,797	1,184	10,884	17,462
Outflows	—	—	—	—	(6,330)	(6,330)
Distributions	(1,934)	(614)	(822)	(1,504)	(4,063)	(8,937)
Market valuation	(619)	(4,841)	(1,107)	241	(1,679)	(8,005)
Other	(688)	118	(795)	91	(6,773)	(8,047)
Change	(1,348)	(3,633)	(927)	12	(7,961)	(13,857)
September 30, 2026	$112,893	$70,676	$52,615	$104,202	$341,414	$681,800

AS OF AND FOR THE NINE MONTHS ENDED (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
December 31, 2025	$106,398	$67,245	$48,006	$101,682	$303,492	$626,823
Inflows	10,154	4,667	7,702	7,236	74,961	104,720
Outflows	—	—	—	—	(19,618)	(19,618)
Distributions	(3,979)	(1,993)	(1,655)	(3,858)	(10,289)	(21,774)
Market valuation	1,212	(229)	(1,276)	149	1,563	1,419
Other	(892)	986	(162)	(1,007)	(8,695)	(9,770)
Change	6,495	3,431	4,609	2,520	37,922	54,977
September 30, 2026	$112,893	$70,676	$52,615	$104,202	$341,414	$681,800
For the three months ended September 30, 2026
Fee-Bearing Capital was $682 billion as of September 30, 2026 compared to $696 billion as of June 30, 2026, a net decrease of $13.9 billion, or 2%:
•Inflows of $17.5 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the quarter, $1.9 billion of inflows from infrastructure were predominantly driven by $1.6 billion in NAV increases and inflows from our perpetual strategies as well as $171 million in capital deployments and fundraising for our long-term private funds. Inflows of $1.7 billion in energy were primarily comprised of inflows from our long-term private funds, capital issuances from BEP, and inflows from our perpetual strategies. Private equity inflows of $1.8 billion primarily related to fundraising within the seventh vintage of our flagship fund and other long-term private funds. Real estate inflows of $1.2 billion were primarily attributable to capital deployments and fundraising from the fifth vintage of our real estate flagship strategy and co-investment capital. Within our credit strategy, inflows of $10.9 billion were primarily driven by insurance capital inflows from BWS, as well as fundraising and capital deployed across our liquid strategies and long-term private funds, and fundraising associated with our partner managers.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the quarter, outflows of $6.3 billion were primarily due to distributions and redemptions within certain of our liquid and perpetual strategies, and insurance capital outflows from BWS.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital, redemptions and expiry of uncalled commitments within our private funds. During the quarter, $8.9 billion of distributions were primarily driven by $3.7 billion from certain other long-term private funds and perpetual strategies, $2.9 billion from Credit funds, $1.2 billion across our other partner managers, and $1.1 billion from our perpetual affiliates.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the quarter, market valuation decreases of $8.0 billion were predominantly driven by $7.2 billion attributable to lower market prices of BEP, BBUC, and BIP, as well as $958 million related to certain long-term private funds and credit liquid and perpetual strategies.
•Other includes changes in net non-recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. During the quarter, net other movements of $8.0 billion were primarily attributable to a change in the presentation of Fee-Bearing Capital of a partner manager to be at our share following the completion of the Oaktree Acquisition.

For the nine months ended September 30, 2026
Fee-Bearing Capital was $682 billion as of September 30, 2026 compared to $627 billion as of December 31, 2025, representing a net increase of $55.0 billion, or 9%:
•Inflows of $104.7 billion include capital commitments and contributions to our long-term private funds and liquid strategies, and issuances from our perpetual affiliates. During the nine months ended September 30, 2026, infrastructure inflows of $10.2 billion were driven by $6.1 billion of NAV increases and inflows from our perpetual strategies as well as $3.8 billion in capital deployments and fundraising for our long-term private funds. Inflows of $4.7 billion in energy were primarily comprised of inflows from our long-term private funds, inflows from our perpetual strategies, and capital issuances from BEP. Private equity inflows of $7.7 billion primarily related to fundraising within the seventh vintage of our flagship fund and other long-term private funds. Real estate inflows of $7.2 billion were primarily attributable to capital deployments and fundraising from the fifth vintage of our real estate flagship strategy and co-investment capital, as well as investments and debt repayments within our permanent real estate vehicle. Within the credit strategy, $75.0 billion of inflows were primarily driven by insurance capital inflows from BWS, as well as fundraising and capital deployed across our perpetual and liquid strategies and long-term private funds, and fundraising associated with our partner managers.
•Outflows represent distributions and redemptions of capital from liquid and perpetual strategies. During the nine months ended September 30, 2026, outflows of $19.6 billion were primarily due to redemptions within certain of our liquid and perpetual strategies, and insurance capital outflows from BWS.
•Distributions represent quarterly distributions from our perpetual affiliates as well as returns of committed capital and redemptions and expiry of uncalled commitments within our private funds. During the nine months ended September 30, 2026, distributions of $21.8 billion were primarily driven by $7.7 billion from certain other long-term private funds and perpetual strategies, $7.6 billion from Credit funds, $3.8 billion from our perpetual affiliates, and $2.7 billion across our partner managers.
•Market valuation includes gains (losses) on portfolio investments, perpetual affiliates and liquid strategies based on market prices. During the nine months ended September 30, 2026, increases of $1.4 billion were predominantly driven by $3.3 billion related to credit liquid and perpetual strategies, as well as certain long-term private funds. The increase was partially offset by $1.9 billion attributable to lower market prices of BBUC, BEP, and BIP.
•Other includes changes in net non-recourse leverage included in the determination of the permanent capital vehicle capitalizations and the impact of foreign exchange fluctuations on non-U.S. dollar commitments. During the nine months ended September 30, 2026, net other movements of $9.8 billion were primarily attributable to a change in the presentation of Fee-Bearing Capital of a partner manager to be at our share following the completion of the Oaktree Acquisition. Real estate changes of $1.0 billion were driven by certain net changes in the NAV of BPY, the impact of foreign exchange, and a change in fee basis on certain long-term private funds. These changes were partially offset by Energy movements of $986 million related to a credit facility drawdown by BEP.

Distributable Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Base management fees[1]	$1,472	$1,307	$165	13%
Incentive distributions	128	116	12	10%
Performance fees	2	—	2	NM
Transaction and advisory fees	22	36	(14)	(39)%
Fee Revenues	1,624	1,459	165	11%
Less: direct costs[1,2]	(748)	(685)	(63)	9%
	876	774	102	13%
Less: Fee-Related Earnings not attributable to BAM	(12)	(20)	8	(40)%
Fee-Related Earnings[3]	864	754	110	15%
Realized carried interest, net	48	—	48	NM
Investment and other income (net of interest expense)[5]	(66)	(6)	(60)	NM
Equity-based compensation costs[4]	14	11	3	27%
Cash taxes	(97)	(98)	1	(1)%
Distributable Earnings	$763	$661	$102	15%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Base management fees[1]	$4,219	$3,738	$481	13%
Incentive distributions	386	349	37	11%
Performance fees	5	—	5	NM
Transaction and advisory fees	108	64	44	69%
Fee Revenues	4,718	4,151	567	14%
Less: direct costs[1,2]	(2,218)	(1,965)	(253)	13%
	2,500	2,186	314	14%
Less: Fee-Related Earnings not attributable to BAM	(56)	(58)	2	(3)%
Fee-Related Earnings[3]	2,444	2,128	316	15%
Realized carried interest, net	53	—	53	NM
Investment and other income (net of interest expense)[5]	(87)	41	(128)	NM
Equity-based compensation costs[4]	51	36	15	42%
Cash taxes	(289)	(277)	(12)	4%
Distributable Earnings	$2,172	$1,928	$244	13%
1.Base management fees and direct costs are presented on a 100% basis for BAM and BAM's investment in Oaktree.
2.Direct costs include compensation expense, other operating expenses and general, administrative, and other expenses, and related Oaktree direct costs at 100%.
3.Fee-Related Earnings include Oaktree’s Fee-Related Earnings at our approximate 74% ownership interest for the period ended July 31, 2026 (September 30, 2025 – 74%).
4.This adjustment adds back equity-based compensation costs.
5.This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, interest income received and interest expense.
For the three months ended September 30, 2026
Fee Revenues for the three months ended September 30, 2026 were $1.6 billion, an increase of $165 million or 11% compared to the prior period. This increase was predominantly due to an increase in base management fees of $165 million or 13%, driven by $43 million of earnings from our partner managers, $33 million from net insurance capital inflows from BWS, $28 million attributable to inflows from our infrastructure and energy perpetual strategies, $16 million from fundraising from the seventh vintage of our flagship private equity fund, and $14 million of incremental fee revenue from our perpetual affiliates as a result of higher share prices and NAV during the period. The remaining increase was attributable to fundraising and capital deployments across various long-term private funds and complementary strategies. These increases were partially offset by $36 million in lower catch-up fees from the second vintage of our flagship global transition fund and $17 million of lower fees as a result of realizations from earlier vintages of our flagship real estate and infrastructure funds.
Incentive distributions increased by $12 million or 10% as a result of an increase in BEP and BIP's quarterly distributions over the prior period of 5% and 6%, respectively.
Transaction and advisory fees decreased by $14 million, or 39% due to fees earned in the comparative period that were associated with co-investments at our flagship and perpetual strategies.

Direct costs increased by $63 million or 9% from the prior period as a result of headcount growth and inflationary increases to support the ongoing growth of our business.
Fee-Related Earnings not attributable to BAM decreased by $8 million as a result of the consolidation of Oaktree during the period.
Distributable Earnings were $763 million for the three months ended September 30, 2026, an increase of $102 million or 15% compared to the prior period. The increase was primarily driven by higher Fee-Related Earnings, as well as realizations of carried interest from the sixth vintage of our private equity flagship fund and other private equity complementary strategies, partially offset by higher interest expense on our borrowings.
For the nine months ended September 30, 2026
Fee Revenues for the nine months ended September 30, 2026 were $4.7 billion, an increase of $567 million or 14% compared to the prior period. This increase was predominantly due to an increase in base management fees of $481 million or 13%, driven by $177 million of earnings from our partner managers, $99 million of incremental fee revenue from our perpetual affiliates as a result of higher share prices and NAV during the period, $79 million from net insurance capital inflows from BWS inclusive of the Just Group Plc. mandate, and $70 million attributable to inflows from our infrastructure and energy perpetual strategies. The remaining increase was attributable to fundraising and growth across various long-term private funds and complementary strategies. These increases were partially offset by $117 million in lower catch-up fees from the fifth vintage of our flagship real estate fund and the second vintage of our flagship global transition fund and $55 million of lower fees as a result of realizations from earlier vintages of our flagship real estate and infrastructure funds.
Incentive distributions increased by $37 million or 11% as a result of an increase in BEP and BIP's quarterly distributions over the prior period of 5% and 6%, respectively.
Transaction and advisory fees increased by $44 million primarily driven by higher fees from our partner managers as well as co-investment capital raised from certain of our real estate and infrastructure complementary strategies.
Direct costs increased by $253 million or 13% from the prior period as a result of headcount growth and inflationary increases to support the ongoing growth of our business.
Fee-Related Earnings not attributable to BAM decreased by $2 million due to the consolidation of Oaktree during the period.
Distributable Earnings were $2.2 billion for the nine months ended September 30, 2026, an increase of $244 million or 13% compared to the prior period. The increase was primarily driven by higher Fee-Related Earnings, as well as realizations of carried interest from the sixth vintage of our private equity flagship fund and other private equity complementary strategies, partially offset by higher interest expense on our borrowings and higher cash taxes on Fee-Related Earnings.
Investment Strategy Results
In each of our product categories, we invest globally in various investment strategies, each benefiting from strong secular tailwinds that provide an expanding multi-trillion dollar investable universe. Our investment strategies are (a) infrastructure, (b) energy, (c) private equity, (d) real estate, and (e) credit.
The following tables summarize Fee-Bearing Capital and Fee Revenues by investment strategy:
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Infrastructure	$112,893	$106,398	$6,495	6%
Energy	70,676	67,245	3,431	5%
Private equity	52,615	48,006	4,609	10%
Real estate	104,202	101,682	2,520	2%
Credit	341,414	303,492	37,922	12%
Total Fee-Bearing Capital	$681,800	$626,823	$54,977	9%

			2026 vs. 2025
FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	$	%
Balance, beginning	$695,657	$587,714	$107,943	18%
Inflows	17,462	26,095	(8,633)	(33)%
Outflows	(6,330)	(5,090)	(1,240)	24%
Distributions	(8,937)	(6,171)	(2,766)	45%
Market Valuations	(8,005)	5,627	(13,632)	(242)%
Other	(8,047)	(3,955)	(4,092)	103%
Change	(13,857)	16,506	(30,363)	(184)%
Balance, ending	$681,800	$604,220	$77,580	13%

			2026 vs. 2025
FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)	2026	2025	$	%
Balance, beginning	$626,823	$560,030	$66,793	12%
Inflows	104,720	68,681	36,039	52%
Outflows	(19,618)	(15,858)	(3,760)	24%
Distributions	(21,774)	(19,292)	(2,482)	13%
Market valuation	1,419	15,140	(13,721)	(91)%
Other	(9,770)	(4,481)	(5,289)	118%
Change	54,977	44,190	10,787	24%
Balance, ending	$681,800	$604,220	$77,580	13%

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Infrastructure	$356	$335	$21	6%
Energy	213	234	(21)	(9)%
Private equity	143	110	33	30%
Real estate	265	256	9	4%
Credit	647	524	123	23%
Total Fee Revenues	$1,624	$1,459	$165	11%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Infrastructure	$1,070	$957	$113	12%
Energy	654	603	51	8%
Private equity	413	329	84	26%
Real estate	786	835	(49)	(6)%
Credit	1,795	1,427	368	26%
Total Fee Revenues	$4,718	$4,151	$567	14%

Infrastructure
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$50,120	$47,950	$2,170	5%
Permanent capital and perpetual strategies	62,773	58,448	4,325	7%
Total Fee-Bearing Capital	$112,893	$106,398	$6,495	6%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$114,241	$99,637
Inflows	1,893	3,266
Outflows	—	—
Distributions	(1,934)	(1,647)
Market valuation	(619)	(105)
Other	(688)	(72)
Change	(1,348)	1,442
Balance, ending	$112,893	$101,079

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$106,398	$97,050
Inflows	10,154	4,595
Outflows	—	—
Distributions	(3,979)	(3,380)
Market valuation	1,212	2,836
Other	(892)	(22)
Change	6,495	4,029
Balance, ending	$112,893	$101,079
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee-Bearing Capital decreased by $1.3 billion or 1% to $113 billion. The decrease was primarily due to market valuation movements of $619 million, which were driven by $1.1 billion related to a lower market capitalization of BIP due to a decrease in its share price, which was partially offset by $485 million related to NAV increases and inflows within our perpetual strategies. This was further decreased due to distributions of $1.9 billion paid to investors in our long-term private funds and perpetual strategies, as well as BIP unitholders. Other decreases of $688 million were predominantly related to the rebalancing of Fee-Bearing Capital between infrastructure and energy within our perpetual strategies based on investment mix and other movements. The decrease was offset by $1.9 billion of inflows which were primarily driven by perpetual strategies of $1.6 billion, equity issuances from BIP of $111 million and capital deployments and fundraising for our long-term private funds of $171 million.
For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee-Bearing Capital increased by $6.5 billion or 6% to $113 billion. The $10.2 billion of inflows were primarily driven by perpetual strategies of $6.1 billion as well as capital deployments and fundraising for our long-term private funds and co-investment vehicles of $3.8 billion. Market valuation movements of $1.2 billion were predominantly related to NAV increases and inflows within our perpetual strategies. These increases were partially offset by distributions of $4.0 billion paid to investors in our long-term private funds and perpetual strategies, as well as BIP unitholders. Other decreases of $892 million were predominantly related to the rebalancing of Fee-Bearing Capital between infrastructure and energy within our perpetual strategies based on investment mix, partially offset by credit facility drawdowns by BIP.

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$93	$92	$1	1%
Co-investment and other funds	6	—	6	NM
	99	92	7	8%
Perpetual strategies
BIP[1]	108	104	4	4%
Co-investment and other funds	62	44	18	41%
	170	148	22	15%
Transaction and advisory fees	—	15	(15)	(100)%
Total management and advisory fees	269	255	14	5%
Incentive distributions[2]	87	80	7	9%
Total Fee Revenues	$356	$335	$21	6%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$277	$274	$3	1%
Co-investment and other funds	10	—	10	NM
	287	274	13	5%
Perpetual strategies
BIP[1]	325	303	22	7%
Co-investment and other funds	177	125	52	42%
	502	428	74	17%
Transaction and advisory fees	20	15	5	33%
Total management and advisory fees	809	717	92	13%
Incentive distributions[2]	261	240	21	9%
Total Fee Revenues	$1,070	$957	$113	12%
1.BIP Fee-Bearing Capital as of September 30, 2026 is $34.2 billion (September 30, 2025 – $33.0 billion) and includes $5.7 billion of net debt (September 30, 2025 - $5.6 billion).
2.Consists solely of incentive distributions earned from BIP.
For the three months ended September 30, 2026
Fee Revenues increased by $21 million or 6% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The increase was primarily driven by $18 million of higher Fee Revenues due to NAV increases and inflows from our perpetual strategies and $4 million related to BIP as a result of a higher average market capitalization in the current period. Incentive distributions increased by $7 million due to a 6% increase in BIP's quarterly distributions. The increase was partially offset by $15 million of transaction and advisory fees earned in the comparative period that were associated with co-investments at our flagship and perpetual strategies.
For the nine months ended September 30, 2026
Fee Revenues increased by $113 million or 12% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The increase was primarily driven by $52 million of higher Fee Revenues due to NAV increases and inflows from our perpetual strategies and $22 million related to BIP as a result of a higher average market capitalization in the current period. In addition, Fee Revenues benefited from $5 million of higher transaction and advisory fees associated with co-investments at our flagship and perpetual strategies. Incentive distributions increased by $21 million due to a 6% increase in BIP's quarterly distributions.

Segment Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$268	$255	$13	5%
Segment Expenses
Compensation and benefits	(78)	(61)	(17)	28%
Other operating expenses	(40)	(21)	(19)	90%
Segment Earnings	$150	$173	$(23)	(13)%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$808	$717	$91	13%
Segment Expenses
Compensation and benefits	(225)	(185)	(40)	22%
Other operating expenses	(102)	(67)	(35)	52%
Segment Earnings	$481	$465	$16	3%
For the three months ended September 30, 2026
Segment Earnings decreased by $23 million or 13% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The decrease in Segment Earnings was primarily due to higher Segment Expenses to support the growth of the business. The decrease was partially offset by higher Segment Revenues driven by inflows from our perpetual strategies, as well as higher fee revenues from BIP as a result of a higher share price during the period.
For the nine months ended September 30, 2026
Segment Earnings increased by $16 million or 3% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The increase in Segment Earnings was primarily due to higher Segment Revenues driven by inflows from our perpetual strategies, higher transaction and advisory fees associated with co-investments at our flagship and perpetual strategies, and higher fee revenues from BIP as a result of a higher share price during the period. These increases were partially offset by higher Segment Expenses to support the growth of the business.

Energy
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$39,921	$39,068	$853	2%
Permanent capital and perpetual strategies	30,755	28,177	2,578	9%
Total Fee-Bearing Capital	$70,676	$67,245	$3,431	5%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$74,309	$64,385
Inflows	1,704	4,759
Outflows	—	—
Distributions	(614)	(379)
Market valuation	(4,841)	880
Other	118	(956)
Change	(3,633)	4,304
Balance, ending	$70,676	$68,689

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$67,245	$57,857
Inflows	4,667	9,206
Outflows	—	—
Distributions	(1,993)	(1,804)
Market valuation	(229)	3,712
Other	986	(282)
Change	3,431	10,832
Balance, ending	$70,676	$68,689
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee-Bearing Capital decreased by $3.6 billion or 5% to $70.7 billion. This decrease was predominantly driven by market valuation decreases of $4.8 billion from a lower market capitalization of BEP due to a decrease in its share price during the period, as well as $614 million of distributions to BEP's unitholders and investors in our long-term private funds and perpetual strategies. This was partially offset by inflows of $1.7 billion, which were driven by $689 million attributable to our long-term private funds, $544 million related to capital issuances from BEP, and $471 million attributable to our perpetual strategies. In addition, Other movements of $118 million predominantly related to the rebalancing of Fee-Bearing Capital between infrastructure and energy within our perpetual strategies based on investment mix.

For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee-Bearing Capital increased by $3.4 billion or 5% to $70.7 billion. This increase was driven by $4.7 billion of inflows of which $1.8 billion was attributable to our long-term private funds, $1.7 billion was related to our perpetual strategies, and $1.2 billion was related to capital issuances from BEP. In addition, increases in other movements of $986 million were predominantly related to credit facility drawdowns by BEP and rebalancing of Fee-Bearing Capital between infrastructure and energy within our perpetual strategies based on investment mix. These increases were partially offset by $2.0 billion of distributions to BEP's unitholders and investors in our long-term private funds and perpetual strategies. Market valuation also decreased by $229 million, driven by lower market capitalization of BEP due to a decrease in its share price during the period.

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$76	$88	$(12)	(14)%
Co-investment and other funds	10	5	5	100%
	86	93	(7)	(8)%
Perpetual strategies
BEP[1]	63	57	6	11%
Co-investment and other funds	18	10	8	80%
	81	67	14	21%
Catch-up fees	5	37	(32)	(86)%
Transaction and advisory fees	—	1	(1)	(100)%
Total management and advisory fees	172	198	(26)	(13)%
Incentive distributions[2]	41	36	5	14%
Total Fee Revenues	$213	$234	$(21)	(9)%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)				2026 vs. 2025
	2026		2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$228		$244	$(16)	(7)%
Co-investment and other funds	33		11	22	200%
	261		255	6	2%
Perpetual strategies
BEP[1]	213		161	52	32%
Co-investment and other funds	45		28	17	61%
	258		189	69	37%
Catch-up fees	8		46	(38)	(83)%
Transaction and advisory fees	2		4	(2)	(50)%
Total management and advisory fees	529	—	494	35	7%
Incentive distributions[2]	125		109	16	15%
Total Fee Revenues	$654		$603	$51	8%
1.BEP Fee-Bearing Capital as of September 30, 2026 is $26.2 billion (September 30, 2025 – $24.3 billion) and includes net debt of $5.5 billion (September 30, 2025 - $4.2 billion).
2.Consists solely of incentive distributions earned from BEP.
For the three months ended September 30, 2026
Fee Revenues decreased by $21 million, or 9% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. This decrease was primarily driven by a $32 million decrease in catch-up fees relative to the comparative period, mainly from the second vintage of our global transition flagship fund, as well as $12 million of lower fee revenues from the earlier vintages of our flagship funds. The decreases were partially offset by $6 million of higher fee revenues attributable to BEP as a result of a higher average market capitalization in the current period. Incentive distributions from BEP also increased by $5 million due to a 5% increase in BEP's quarterly distributions compared to the comparative period.
For the nine months ended September 30, 2026
Fee Revenues increased by $51 million, or 8% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. This increase was primarily driven by $52 million of higher fee revenues attributable to BEP as a result of a higher average market capitalization in the current period. In addition, long-term private funds generated $22 million of incremental fee revenues from certain complementary strategies. Incentive distributions from BEP increased by $16 million due to a 5% increase in BEP's quarterly distributions compared to the comparative period. This was partially offset by a $38 million decrease in catch-up fees relative to the comparative period, mainly from the second vintage of our global transition flagship fund.

Segment Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$179	$198	$(19)	(10)%
Segment Expenses
Compensation and benefits	(52)	(44)	(8)	18%
Other operating expenses	(25)	(19)	(6)	32%
Segment Earnings	$102	$135	$(33)	(24)%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$539	$494	$45	9%
Segment Expenses
Compensation and benefits	(156)	(123)	(33)	27%
Other operating expenses	(65)	(45)	(20)	44%
Segment Earnings	$318	$326	$(8)	(2)%
For the three months ended September 30, 2026
Segment Earnings decreased by $33 million or 24% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The decrease in Segment Earnings was primarily attributable to lower Segment Revenues due to a decrease in catch-up fees and higher Segment Expenses due to higher compensation and benefits as well as operating expenses.
For the nine months ended September 30, 2026
Segment Earnings decreased by $8 million or 2% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The decrease in Segment Earnings was primarily attributable to higher Segment Expenses due to higher compensation and benefits as well as operating expenses. This was partially offset by higher Segment Revenues driven by a higher average market capitalization of BEP in the current period as well as growth in our other long-term private funds and perpetual strategies.

Private Equity
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$44,100	$38,859	$5,241	13%
Permanent capital and perpetual strategies	8,515	9,147	(632)	(7)%
Total Fee-Bearing Capital	$52,615	$48,006	$4,609	10%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$53,542	$43,153
Inflows	1,797	3,356
Outflows	—	—
Distributions	(822)	(264)
Market valuation	(1,107)	869
Other	(795)	(772)
Change	(927)	3,189
Balance, ending	$52,615	$46,342

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$48,006	$45,190
Inflows	7,702	4,422
Outflows	—	—
Distributions	(1,655)	(818)
Market valuation	(1,276)	969
Other	(162)	(3,421)
Change	4,609	1,152
Balance, ending	$52,615	$46,342
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee-Bearing Capital decreased by $927 million or 2% to $52.6 billion. This was primarily driven by a $1.1 billion decrease in market valuation predominantly related to BBUC as a result of a lower share price during the period, as well as distributions of $822 million related to the fourth vintage of our private equity flagship fund and various long-term private funds. The decrease was partially offset by inflows of $1.8 billion, of which $1.2 billion was from fundraising for the seventh vintage of our private equity flagship fund and $597 million from fundraising for other long-term private funds and complementary strategies.
For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee-Bearing Capital increased by $4.6 billion or 10% to $53 billion. The increase was primarily driven by inflows of $7.7 billion, of which $4.3 billion was from fundraising of the seventh vintage of our private equity flagship fund and $3.4 billion from fundraising for other long-term private funds and complementary strategies. These inflows were partially offset by distributions of $1.7 billion from various long-term private funds and BBUC. Market valuation decreases of $1.3 billion were primarily driven by BBUC as a result of a lower share price during the period.

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$52	$39	$13	33%
Other long-term funds	57	44	13	30%
Co-investment and other funds	2	2	—	—%
	111	85	26	31%
Perpetual strategies
BBUC[1]	25	25	—	—%
	25	25	—	—%
Catch-up fees	4	—	4	NM
Transaction and advisory fees	1	—	1	NM
Total management and advisory fees	141	110	31	28%
Performance fees	2	—	2	NM
Total Fee Revenues	$143	$110	$33	30%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$136	$117	$19	16%
Other long-term funds	167	130	37	28%
Co-investment and other funds	7	6	1	17%
	310	253	57	23%
Perpetual strategies
BBUC[1]	81	68	13	19%
	81	68	13	19%
Catch-up fees	13	—	13	NM
Transaction and advisory fees	4	8	(4)	(50)%
Total management and advisory fees	408	329	79	24%
Performance fees	5	—	5	NM
Total Fee Revenues	$413	$329	$84	26%
1.BBUC Fee-Bearing Capital as of September 30, 2026 was $8.1 billion (September 30, 2025 – $7.9 billion) and includes net debt of $1.5 billion (September 30, 2025 – $1.1 billion).

For the three months ended September 30, 2026
Fee Revenues increased by $33 million or 30% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. This increase was primarily driven by $17 million increase from the seventh vintage of our private equity flagship fund inclusive of catch-up fees, as well as $13 million increase related to our other long-term private funds.
For the nine months ended September 30, 2026
Fee Revenues increased by $84 million or 26% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. This increase was primarily driven by $50 million related to fundraising inclusive of catch-up fees for our other long-term private funds, $19 million primarily related to fundraising from the seventh vintage of our private equity flagship fund, as well as $13 million related to higher fee revenues attributable to BBUC as a result of a higher average market capitalization in the current period.

Segment Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$170	$108	$62	57%
Segment Expenses
Compensation and benefits	(86)	(58)	(28)	48%
Other operating expenses	(25)	(20)	(5)	25%
Segment Earnings	$59	$30	$29	97%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$419	$321	$98	31%
Segment Expenses
Compensation and benefits	(218)	(172)	(46)	27%
Other operating expenses	(69)	(63)	(6)	10%
Segment Earnings	$132	$86	$46	53%
For the three months ended September 30, 2026
Segment Earnings increased by $29 million or 97% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The increase was primarily driven by higher Segment Revenues which reflected higher management fees from fundraising from the seventh vintage of our flagship private equity fund and other long-term private funds. The higher Segment Revenues were partially offset by higher Segment Expenses driven by higher compensation and benefits as the business continues to scale.
For the nine months ended September 30, 2026
Segment Earnings increased by $46 million or 53% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The increase was primarily driven by higher Segment Revenues which reflected higher management fees from fundraising from the seventh vintage of our flagship private equity fund and other long-term private funds, as well as higher fees from BBUC as a result of a higher share price. The higher Segment Revenues were partially offset by higher Segment Expenses driven by higher compensation and benefits as the business continues to scale.

Real Estate
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$73,756	$72,045	$1,711	2%
Permanent capital and perpetual strategies	30,446	29,637	809	3%
Total Fee-Bearing Capital	$104,202	$101,682	$2,520	2%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$104,190	$101,775
Inflows	1,184	1,474
Outflows	—	(10)
Distributions	(1,504)	(2,121)
Market valuation	241	(24)
Other	91	697
Change	12	16
Balance, ending	$104,202	$101,791

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$101,682	$93,629
Inflows	7,236	13,742
Outflows	—	(242)
Distributions	(3,858)	(5,040)
Market valuation	149	(27)
Other	(1,007)	(271)
Change	2,520	8,162
Balance, ending	$104,202	$101,791
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee-Bearing Capital was relatively consistent with the prior period at $104 billion. The increase was predominantly driven by $1.2 billion of inflows, of which $597 million was attributable to fundraising and deployments within our real estate flagship strategies, $398 million was attributable to capital investments within our permanent real estate vehicle, and co-investment capital, and $189 million was from capital deployments and fundraising across our complementary strategies. In addition, an increase of $241 million in market valuation was primarily related to valuation gains within our permanent real estate vehicle. These increases were partially offset by $1.5 billion of distributions from BPG, earlier vintages of our real estate flagship funds, and other long-term private funds.
For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee-Bearing Capital increased by $2.5 billion or 2% to $104 billion. The increase was predominantly driven by $7.2 billion of inflows, of which $4.2 billion was from capital deployments across our complementary strategies and $1.9 billion was attributable to fundraising and deployments across our real estate flagship strategies and co-investment capital, and $1.1 billion was attributable to capital investments within our permanent real estate vehicle. These increases were partially offset by $3.9 billion of distributions from BPG, earlier vintages of our flagship funds, and other long-term private funds. In addition, Other movements of $1.0 billion includes additional NAV from cash repatriation from certain LP investments of BPY, as well as the impact of foreign exchange and a change in fee basis for certain long-term private funds.

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$124	$127	$(3)	(2)%
Co-investment and other funds	55	54	1	2%
	179	181	(2)	(1)%
Perpetual strategies
BPG[1]	52	49	3	6%
Co-investment and other funds	26	25	1	4%
	78	74	4	5%
Catch-up fees	8	1	7	700%
Total Fee Revenues	$265	$256	$9	4%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds
Flagship funds	$367	$381	$(14)	(4)%
Co-investment and other funds	161	165	(4)	(2)%
	528	546	(18)	(3)%
Perpetual strategies
BPG[1]	155	151	4	3%
Co-investment and other funds	77	65	12	18%
	232	216	16	7%
Catch-up fees	17	73	(56)	(77)%
Transaction and advisory fees	9	—	9	NM
Total Fee Revenues	$786	$835	$(49)	(6)%
1.BPG Fee-Bearing Capital (of which BPY represents substantially all of the balance) as of September 30, 2026 is $19.6 billion (September 30, 2025 – $18.5 billion).
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee Revenues increased by $9 million or 4% relative to the three months ended September 30, 2025, driven by an increase of $7 million in catch-up fees earned from fundraising within the fifth vintage of our real estate flagship fund and $3 million from increases in NAV of BPG. This was partially offset by a $3 million decrease in fee revenues from earlier vintages of our real estate flagship funds as a result of realizations.
For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee Revenues decreased by $49 million or 6% relative to the nine months ended September 30, 2025. This decrease was driven by $56 million of lower catch-up fees as the comparative period reflected subsequent closes for the fifth vintage of our real estate flagship fund, as well as $14 million lower Fee Revenues from earlier vintages of our flagship funds due to realizations. The decrease was partially offset by an increase of $12 million from other perpetual strategies as a result of the aforementioned growth in Fee-Bearing Capital. Additionally, transaction and advisory fees of $9 million were realized from certain complementary strategies during the period.

Segment Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$283	$254	$29	11%
Segment Expenses
Compensation and benefits	(123)	(85)	(38)	45%
Other operating expenses	(39)	(30)	(9)	30%
Segment Earnings	$121	$139	$(18)	(13)%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$792	$829	$(37)	(4)%
Segment Expenses
Compensation and benefits	(320)	(274)	(46)	17%
Other operating expenses	(105)	(91)	(14)	15%
Segment Earnings	$367	$464	$(97)	(21)%
For the three months ended September 30, 2026
Segment Earnings decreased by $18 million or 13% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The decrease in Segment Earnings was primarily due to higher Segment Expenses driven by higher compensation and benefits and other operating expenses as the business continues to scale.
For the nine months ended September 30, 2026
Segment Earnings decreased by $97 million or 21% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The decrease in Segment Earnings was primarily due to lower Segment Revenues as the prior period reflected higher catch-up fee revenues from the subsequent closes of the fifth vintage of our real estate flagship fund, as well as higher Segment Expenses driven by higher compensation and benefits and other operating expenses as the business continues to scale.

Credit
Fee-Bearing Capital

			2026 vs. 2025
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025	$	%
Long-term private funds	$105,822	$109,695	$(3,873)	(4)%
Permanent capital and perpetual strategies	155,868	116,409	39,459	34%
Liquid strategies	79,724	77,388	2,336	3%
Total Fee-Bearing Capital	$341,414	$303,492	$37,922	12%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$349,375	$278,764
Inflows	10,884	13,240
Outflows	(6,330)	(5,080)
Distributions	(4,063)	(1,760)
Market valuation	(1,679)	4,007
Other	(6,773)	(2,852)
Change	(7,961)	7,555
Balance, ending	$341,414	$286,319

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)
	2026	2025
Balance, beginning	$303,492	$266,304
Inflows	74,961	36,716
Outflows	(19,618)	(15,616)
Distributions	(10,289)	(8,250)
Market valuation	1,563	7,650
Other	(8,695)	(485)
Change	37,922	20,015
Balance, ending	$341,414	$286,319
For the three months ended September 30, 2026
During the three months ended September 30, 2026, Fee-Bearing Capital decreased by $8.0 billion or 2% to $341.4 billion. The decrease was predominantly driven by other movements of $6.8 billion primarily attributable to a change in the presentation of Fee-Bearing Capital of a partner manager to be at our share following the completion of the Oaktree Acquisition. Fee-Bearing Capital further decreased by $6.3 billion, due to $3.5 billion of outflows associated with BWS insurance capital and $2.8 billion of redemptions within certain of our liquid and perpetual strategies. Distributions of $4.1 billion also reduced Fee-Bearing Capital primarily due to $2.9 billion of distributions from our long-term private funds and complementary strategies, as well as $1.2 billion from our partner managers. These decreases in Fee-Bearing Capital were offset by $10.9 billion of inflows, comprised of $5.8 billion of capital deployed within long-term private funds and perpetual and liquid credit strategies, $3.8 billion of insurance capital inflows from BWS, and $1.3 billion of capital raised within our partner managers.
For the nine months ended September 30, 2026
During the nine months ended September 30, 2026, Fee-Bearing Capital increased by $37.9 billion or 12% to $341.4 billion. The increase was predominantly driven by $75.0 billion of inflows, comprised of $52.4 billion of insurance capital inflows from BWS inclusive of the Just Group Plc. mandate, $18.8 billion of capital deployed within long-term private funds and perpetual and liquid credit strategies, and $3.8 billion of capital raised within our partner managers. In addition, we recognized $1.6 billion of market valuation increases associated with our liquid and perpetual strategies as well as certain long-term private funds. These increases were partially offset by $19.6 billion of outflows comprised of $10.4 billion of outflows associated with BWS insurance capital and $9.2 billion of redemptions within certain of our liquid and perpetual strategies. In addition, distributions of $10.3 billion also reduced Fee-Bearing Capital primarily due to $7.6 billion of distributions from our long-term private funds and complementary strategies, as well as $2.7 billion from our partner managers. Other movements primarily related to a change in the presentation of Fee-Bearing Capital of a partner manager to be at our share following the completion of the Oaktree Acquisition, as well as the partial disposition of our interest in Pretium as well as the impact of foreign exchange.

Fee Revenues

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds	$290	$240	$50	21%
Permanent and perpetual strategies	251	197	54	27%
Liquid strategies[1]	85	67	18	27%
Transaction and advisory fees	21	20	1	5%
Total Fee Revenues[2]	$647	$524	$123	23%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Management and advisory fees
Long-term private funds	$824	$735	$89	12%
Permanent and perpetual strategies	676	462	214	46%
Liquid strategies[1]	222	193	29	15%
Transaction and advisory fees	73	37	36	97%
Total Fee Revenues[2]	$1,795	$1,427	$368	26%
1.Represents open-end funds within our credit strategies, and Oaktree's investment in a fixed income manager, as well as in publicly listed securities.
2.Across the various categories, Fee-Bearing Capital from BWS as of September 30, 2026 was $150 billion which generated $250 million of Fee Revenues under the investment management agreement for the nine months ended September 30, 2026 (September 30, 2025 - Fee-Bearing Capital of $101 billion and Fee Revenues of $171 million).

For the three months ended September 30, 2026
Fee Revenues increased by $123 million or 23% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. Fee Revenues from our long-term private funds increased by $50 million primarily due to higher fees earned from our partner managers. Fee Revenues from permanent and perpetual strategies increased by $54 million attributable to insurance capital inflows from BWS inclusive of the Just Group Plc. mandate, and capital deployed across our private credit strategies. In addition, liquid strategies generated incremental fee revenues of $18 million driven by net inflows and positive valuation changes resulting in higher Fee-Bearing Capital.
For the nine months ended September 30, 2026
Fee Revenues increased by $368 million or 26% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. Fee Revenues from permanent and perpetual strategies increased by $214 million attributable to insurance capital inflows from BWS inclusive of the Just Group Plc. mandate, and capital deployed across our private credit strategies. Fee Revenues from our long-term private funds increased by $89 million primarily due to higher fees earned from our partner managers. In addition, liquid strategies generated incremental fee revenues of $29 million driven by net inflows and positive valuation changes resulting in higher Fee-Bearing Capital.

Segment Earnings

FOR THE THREE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$562	$500	$62	12%
Segment Expenses
Compensation and benefits	(221)	(202)	(19)	9%
Other operating expenses	(101)	(110)	9	(8)%
Segment Earnings	$240	$188	$52	28%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (MILLIONS)			2026 vs. 2025
	2026	2025	$	%
Segment Revenues	$1,654	$1,357	$297	22%
Segment Expenses
Compensation and benefits	(667)	(601)	(66)	11%
Other operating expenses	(356)	(289)	(67)	23%
Segment Earnings	$631	$467	$164	35%
For the three months ended September 30, 2026
Segment Earnings increased by $52 million or 28% for the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The increase in Segment Earnings was primarily driven by higher Segment Revenues as a result of incremental earnings from our partner managers as well as other complementary strategies. This increase was partially offset by higher compensation and benefits as the business continues to scale.
For the nine months ended September 30, 2026
Segment Earnings increased $164 million or 35% for the nine months ended September 30, 2026 relative to the nine months ended September 30, 2025. The increase in Segment Earnings was primarily driven by higher Segment Revenues as a result of incremental earnings from our partner managers as well as other complementary strategies. This increase was partially offset by higher operating expenses as well as compensation and benefits as the business continues to scale.

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
Reconciliation of Net Income to Fee-Related Earnings and Distributable Earnings
The following presents a reconciliation of net income to Fee-Related Earnings and Distributable Earnings for the three and nine months ended September 30, 2026 and 2025.

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net Income	$2,999	$692	$4,757	$1,783
Add or subtract the following:
Provision for taxes(a)	331	78	603	228
Depreciation and amortization(b)	66	30	106	44
Carried interest allocations(c)	(764)	(112)	(1,429)	(51)
Carried interest allocation compensation(c)	87	(20)	349	142
Other income and expenses(d)	(1,835)	97	(1,897)	207
Interest expense(e)	83	26	190	76
Interest and dividend revenue(e)	(48)	(31)	(113)	(93)
Other revenues(f)	(54)	(143)	(378)	(455)
Share of income from equity method investments(g)	(261)	(110)	(530)	(349)
Fee-related earnings of equity method investments at our share(g)	172	132	486	341
Compensation costs recovered from affiliates(h)	71	121	239	250
Other adjustments(i)	17	(6)	61	5
Fee-Related Earnings	$864	$754	$2,444	$2,128
Realized carried interest, net	48	—	53	—
Investment and other income (net of interest expense)(j)	(66)	(6)	(87)	41
Equity-based compensation expense(k)	14	11	51	36
Cash taxes(l)	(97)	(98)	(289)	(277)
Distributable Earnings	$763	$661	$2,172	$1,928
(a)This adjustment removes the impact of income tax provisions on the basis that we do not believe this item reflects the present value of the actual tax obligations that we expect to incur over the long term due to the substantial deferred tax assets of BAM.
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
(j)This adjustment adds back other income associated with our portion of partly owned subsidiaries’ investment income, interest income received and interest expense.
(k)This adjustment adds back equity-based compensation costs.
(l)Represents the impact of cash taxes paid by the business.

Reconciliation of Revenues to Fee Revenues
The following presents our reconciliation of base management and advisory fees to Fee Revenues for the three and nine months ended September 30, 2026 and 2025.

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Base management and advisory fees	$1,092	$859	$2,871	$2,511
Incentive fees(a)	174	116	432	349
Fee Revenues from equity method investments(b)	365	483	1,400	1,307
Other adjustments(c)	(7)	1	15	(16)
Fee Revenues	$1,624	$1,459	$4,718	$4,151
(a)This adjustment adds incentive distributions and certain performance fees that are included in Fee Revenues.
(b)This adjustment adds Oaktree management fees at 100% ownership for the period prior to the Oaktree Acquisition, and our proportionate share of earnings from other partner managers.
(c)This adjustment involves base management fees earned from funds that are eliminated upon consolidation and other items.

Reconciliation of Carried Interest Allocations - Realized and Carried Interest Allocation Compensation - Realized to Realized Carried Interest, Net

FOR THE PERIODS ENDED SEPTEMBER 30, (MILLIONS)	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Carried Interest Allocations - Realized	$160	$—	$176	$—
Carried interest allocations attributable to non-controlling interests(a)	(80)	—	(87)	—
Carried Interest Allocation Compensation - Realized	(37)	(26)	(66)	(76)
Carried interest allocation compensation recovered from affiliates(b)	26	26	55	76
Adjustment for compensation costs associated with Realized carried interest(c)	(21)	—	(25)	—
Realized Carried Interest, Net	$48	$—	$53	$—

(a)This item adds back carried interest allocations attributable to non-controlling interest in consolidated entities and preferred shares redeemable non-controlling interest.
(b)This item adds back carried interest allocation compensation costs that will be borne by affiliates.
(c)This item accrues compensation costs associated with Realized carried interest that are recognized under U.S. GAAP only when it is realized, to align expense with the related revenue. These costs are expected to be paid in future periods.

Fee Revenues by Geography
The majority of our revenues are earned in the U.S. The following tables set out Fee Revenues disaggregated by investment strategy and geography.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$51	$27	$61	$172	$517	$828
United Kingdom	62	64	24	50	112	312
Canada	99	50	19	5	8	181
Other	57	31	39	38	10	175
Incentive distributions	87	41	—	—	—	128
	$356	$213	$143	$265	$647	$1,624

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$140	$86	$177	$484	$1,445	$2,332
United Kingdom	174	190	69	136	287	856
Canada	311	155	72	29	27	594
Other	184	98	95	137	36	550
Incentive distributions	261	125	—	—	—	386
	$1,070	$654	$413	$786	$1,795	$4,718

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$46	$38	$51	$153	$427	$715
United Kingdom	57	64	21	44	85	271
Canada	86	59	19	11	8	183
Other	66	37	19	48	4	174
Incentive distributions	80	36	—	—	—	116
	$335	$234	$110	$256	$524	$1,459

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	Infrastructure	Energy	Private equity	Real estate	Credit	Total
Management and advisory fees, net
United States	$143	$97	$158	$508	$1,157	$2,063
United Kingdom	150	146	61	132	206	695
Canada	274	165	54	39	26	558
Other	150	86	56	156	38	486
Incentive distributions	240	109	—	—	—	349
	$957	$603	$329	$835	$1,427	$4,151

Assets by Geography
The majority of our consolidated assets are located in the U.S. The following table sets out consolidated assets disaggregated by geography.

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (MILLIONS)	2026	2025
United States	$20,968	$11,293
Canada	1,634	3,673
United Kingdom	963	625
Other	3,844	1,456
	$27,409	$17,047

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

As of September 30, 2026, corporate liquidity for BAM is $2.1 billion. This consists of $0.8 billion in cash and short term financial assets that are convertible to cash within twelve months, as well as $1.4 billion in undrawn credit facilities. This liquidity can be deployed for use without any material tax consequences to support BAM in funding strategic transactions as well as seeding new investment products. Over the long term, BAM expects to meet its cash requirements, including operating expenses, dividends, debt service and strategic investments, through cash generated from operations, available corporate liquidity and, where appropriate, access to the capital markets.

•On November 8, 2022, a $300 million revolving credit facility was established, with BN as lender. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 165 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 165 basis points. As of September 30, 2026, the facility was undrawn.

•On August 29, 2024, a $750 million five-year revolving credit facility was established through bilateral agreements with a group of lenders. On September 5, 2025, BAM finalized the upsize of the facility from $750 million to $1.1 billion. U.S. dollar draws are subject to the U.S. Base Rate or SOFR plus a margin of 80 basis points, while Canadian dollar draws are subject to the Canadian Prime Rate or CORRA plus a margin of 80 basis points. As of September 30, 2026, the facility was undrawn.

•In March 2026, BAM established a $1.0 billion senior unsecured commercial paper program that is fully backed by our five-year bilateral revolving credit facility. Net proceeds of commercial paper issuances, with maturities up to 364 days, are expected to be used for general corporate purposes. As of September 30, 2026, BAM had no outstanding commercial paper.

•On April 17, 2026, BAM completed a dual tranche debt offering, issuing $550 million of 5-year bonds due in April 2031, at a fixed annual coupon of 4.832% and reopening its January 2036 bonds to issue an additional $450 million at a fixed annual coupon of 5.298%.

The details of outstanding debt securities as of September 30, 2026, are summarized below:

Issuance Date	Maturity Date	Original Term (in years)	Principal Amount (in US$ millions)	Fixed Annual Coupon Rate
Senior unsecured notes BAM
April 24, 2025	April 24, 2035	10	$750	5.795%
September 9, 2025	September 15, 2055	30	$750	6.077%
November 18, 2025(a)	January 15, 2036	10	$850	5.298%
November 18, 2025	November 15, 2030	5	$600	4.653%
April 17, 2026	April 15, 2031	5	$550	4.832%
Senior unsecured notes Oaktree
September 3, 2014 (b)	September 3, 2029	15	$100	4.210%
July 12, 2016 (b)	July 12, 2031	15	$100	3.690%
December 18, 2017 (b)	December 18, 2032	15	$250	3.780%
July 22, 2020	July 22, 2030	10	$200	3.640%
July 22, 2020	July 22, 2035	15	$50	3.840%
January 12, 2022	January 12, 2037	15	$200	3.060%
(a) Re-opened in April 2026 to add $450 million at 5.298% coupon.
(b) The completion of the Oaktree Acquisition triggered a change of control provision requiring mandatory prepayment of the September 2029, July 2031, and December 2032 notes. On October 5, 2026, Oaktree repaid $321.5 million of senior unsecured notes in connection with the change of control, resulting in $579 million of senior unsecured notes remaining outstanding. The remaining $128.5 million of the December 2032 notes were refinanced at a rate of 6.230%, with no change to the contractual maturity date.

The following table presents our deployable capital:

	Corporate(a)
AS OF (MILLIONS)	September 30 2026	December 31 2025
Cash and financial assets, net	$774	$1,611
Undrawn committed credit facilities	1,350	1,350
Uncalled private fund commitments	—	—
Total deployable capital	$2,124	$2,961
(a) Corporate deployable capital represents the corporate liquidity of BAM.

Uncalled Fund Commitments
The following presents our Uncalled Fund Commitments as of September 30, 2026 by period and December 31, 2025:

AS OF SEPTEMBER 30, (MILLIONS)	2026	2027	2028	2029	2030 +	Total 2026	Dec. 2025
Infrastructure	$—	$—	$190	$—	$17,693	$17,883	$12,569
Energy	—	—	753	—	19,532	20,285	22,685
Private equity	131	112	506	462	18,970	20,181	13,223
Real estate	1,911	—	—	2,979	16,157	21,047	22,583
Credit	1,453	922	70	1,819	30,600	34,864	39,794
	$3,495	$1,034	$1,519	$5,260	$102,952	$114,260	$110,854
Approximately $68 billion of the Uncalled Fund Commitments are currently not earning fees, but will become fee-bearing once the capital is invested. Once invested, we expect these commitments will earn approximately $680 million of additional Fee Revenues.
Capital Resources
Clawback Obligations
Performance allocations are subject to clawback to the extent that the performance allocations received to date with respect to a fund exceed the amount due to BAM based on cumulative results of that fund. The amounts and nature of our clawback obligations are described in Part I—Item 1. Financial Statements, Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements of BAM as of September 30, 2026, and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025.
Capital Requirements
Certain U.S. and non-U.S. entities of BAM are subject to various investment advisor and other financial regulatory rules and requirements that may include minimum net capital requirements. These requirements have been met for the nine months ended September 30, 2026.
Exposures to Financial Instruments
As discussed elsewhere in this report, we utilize derivatives and other financial instruments in our business to manage risk and optimize the use of our capital. The notional and fair values of these instruments are disclosed in Part I—Item 1. Financial Statements, Note 6 “Fair Value Measurements of Financial Instruments” and Note 10 “Derivatives” to the condensed consolidated financial statements of BAM as of September 30, 2026, and December 31, 2025 and for the three and nine months ended September 30, 2026, and 2025.
Off-Balance Sheet Arrangements
BAM may from time to time enter into guarantees given in respect of co-investments in which there is carried interest. The amount guaranteed is up to the carried interest amount paid to the General Partner, net of taxes. No known amounts are currently due or owed under these guarantees.
Related Party Transactions
BAM entered into a number of related party transactions with BN and other affiliates. See Part I—Item 1. Financial Statements, Note 21 “Related Party Transactions” of the condensed consolidated financial statements of BAM as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026, and 2025.

BAM Dividends
The dividends paid by BAM on outstanding securities for the three months ended September 30, 2026, and 2025 are summarized in the table below.

	Distribution per Security
	2026	2025
Per Class A Share and Class B Share	$0.5025	$0.4375
Subsidiary Public Issuers
BAM Finance LLC (the “U.S. Finco”) is a Delaware limited liability company formed on March 26, 2025 and is a subsidiary of the Company. As of September 30, 2026, the U.S. Finco had no debt outstanding.
BAM Finance (Canada) Inc. (the “Canadian Finco”) was incorporated on March 26, 2025 under the Business Corporations Act (Ontario) and is a subsidiary of the Company. As of September 30, 2026, the Canadian Finco had no debt outstanding.
The U.S. Finco and Canadian Finco (together, the “Finance Debt Issuers”) have no independent activities, assets or operations other than in connection with any securities that they may issue. Any debt securities issued by the Finance Debt Issuers will be fully and unconditionally guaranteed as to payment of principal, premium (if any), interest and certain other amounts by the Company.
As of September 30, 2026, all of BAM's existing senior notes under corporate borrowings were issued directly by BAM. Following the Oaktree Acquisition, BAM also consolidates senior notes issued by Oaktree which are separately disclosed as borrowings of subsidiaries in the condensed consolidated financial statements.

The following tables contain summarized financial information of the Company, U.S. Finco, Canadian Finco and non-guarantor subsidiaries:

AS OF AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$67	$—	$—	$3,024	$(942)	$2,149
Net income (loss) attributable to shareholders	854	—	—	2,581	(790)	2,645
Total assets	14,210	—	—	56,795	(43,596)	27,409
Total liabilities	4,784	—	—	18,764	(10,868)	12,680
Preferred shares redeemable non-controlling interest	—	—	—	1,390	—	1,390
Redeemable non-controlling interest in consolidated funds	—	—	—	1,529	—	1,529

AS OF DECEMBER 31, 2025 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$28	$—	$—	$2,424	$(1,200)	$1,252
Net income (loss) attributable to shareholders	730	—	—	1,103	(1,109)	724
Total assets	11,452	—	—	45,111	(39,516)	17,047
Total liabilities	3,334	—	—	11,307	(7,904)	6,737
Preferred shares redeemable non-controlling interest	—	—	—	1,398	—	1,398
Redeemable non-controlling interest in consolidated funds	—	—	—	—	—	—

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$193	$—	$—	$7,112	$(2,065)	$5,240
Net income (loss) attributable to shareholders	2,551	—	—	3,240	(1,625)	4,166

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 (MILLIONS)	BAM	U.S. Finco	Canadian Finco	Other subsidiaries of BAM(1)	Consolidating Adjustments(2)	BAM Consolidated
Revenues	$51	$—	$—	$5,756	$(2,384)	$3,423
Net income (loss) attributable to shareholders	2,179	—	—	1,856	(2,110)	1,925

1. This column accounts for investments in all subsidiaries of BAM other than the Finance Debt Issuers, on a combined basis.
2. This column includes the necessary amounts to present BAM on a consolidated basis.

Summary of Significant Accounting Policies
Critical Accounting Policies, Critical Accounting Estimates and Judgements
BAM prepares condensed consolidated financial statements in conformity with U.S. GAAP. The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates that affect the amounts reported. Management believes that estimates utilized in the preparation of the condensed consolidated financial statements are presented fairly, in all material respects. Such estimates include those used in the valuation of investments and the measurement of deferred tax balances (including valuation allowances) and the determination of control or significant influence. Actual results could differ from those estimates and such differences could be material. BAM believes the following critical accounting policies could potentially produce materially different results of BAM, if underlying assumptions, estimates and/or judgments were to be changed. For a full description of accounting policies, see Part I—Item 1. Financial Statements, Note 2 “Summary of Significant Accounting Policies” of the condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025.
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
Refer to Part I—Item 1. Financial Statements, Note 4 “Investments” of the condensed consolidated financial statements for further details of our equity method investments.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires management to make significant estimates and assumptions in determining the acquisition-date fair values of identifiable assets acquired and liabilities assumed, particularly identifiable intangible assets.
Significant estimates and assumptions used in determining the fair value of acquired intangible assets include projected future cash flows, expected retention rates, estimated useful lives and discount rates. These estimates require significant judgment and are based on historical information, management's expectations regarding future performance and available market information. The assumptions underlying these estimates are inherently uncertain, and changes in these assumptions could significantly affect the estimated fair values of acquired intangible assets and the resulting amount of goodwill recognized.
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
A 10% adverse movement in the market capitalization of BEP, BIP and BBUC as of September 30, 2026 could result in a reduction of up to $17 million to the base management fees earned from these vehicles.
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
Interest Rate Risk
BAM has $3.5 billion of senior unsecured notes outstanding, all of which bear interest at fixed rates. In addition, in connection with the Oaktree Acquisition, BAM began consolidating borrowings of Oaktree subsidiaries, which are non-recourse to BAM. As of September 30, 2026, these borrowings totaled $900 million in principal, comprising senior unsecured notes that also bear interest at fixed rates. Accordingly, interest expense on these notes is not subject to fluctuations in market interest rates; however, changes in market interest rates may impact their fair value.

BAM's interest rate exposure arises primarily from variable-rate instruments, including balances held with affiliates and external parties, borrowings under its internal and external revolving credit facilities, and its commercial paper program. As of September 30, 2026, BAM had no outstanding borrowings under its revolving credit facility or commercial paper program, limiting its exposure to fluctuations in interest rates on these financing arrangements.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level to accomplish their objectives of ensuring that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of BAM's legal proceedings, see the section entitled “Litigation” appearing in Note 22, “Commitments and Contingencies” in BAM's condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under “Part I—Item 1A. Risk Factors” in our Annual Report. Other than as set out under “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” in this report, there were no material changes to the risk factors disclosed in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases in the Third Quarter of 2026
BAM’s approved Normal Course Issuer Bid, which constitutes its current share repurchase program, authorizes BAM to repurchase up to 36,946,177 Class A Shares during the period from January 13, 2026 to January 12, 2027. As of September 30, 2026, BAM had repurchased 12,684,683 Class A Shares under the bid, leaving 24,261,494 Class A Shares available for repurchase.
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

Issuer Purchases of Class A Shares (amounts in millions, except share and per share amounts)
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 to July 31, 2026	—	$—	—	24,479,718
August 1, 2026 to August 31, 2026	—	$—	—	24,479,718
September 1, 2026 to September 30, 2026	218,224	$45.82	218,224	24,261,494
	218,224		218,224
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Description
10.1+	Restricted Share Unit Plan (incorporated by reference to Exhibit 4.4 of BAM's Form S-8 filed with the SEC on July 31, 2026).
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of BAM's Form 10-K filed with the SEC on March 2, 2026).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 6, 2026

Brookfield Asset Management Ltd.
/s/ Hadley Peer Marshall
Name:	Hadley Peer Marshall
Title:	Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)